Form 10-Q
period 1995-09-30
INLAND MONTHLY INCOME FUND II L P
filed 1995-11-13
CIK 835322

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1995

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from_____________________to_____________________


                           Commission File #0-17593


                     Inland Monthly Income Fund II, L.P.
            (Exact name of registrant as specified in its charter)



            Delaware                                #36-3587209
  (State or other jurisdiction        (I.R.S. Employer Identification Number)
of incorporation or organization)



         2901 Butterfield Road, Oak Brook, Illinois           60521
          (Address of principal executive office)           (Zip Code)


       Registrant's telephone number, including area code:  708-218-8000


                                      N/A
                 ---------------------------------------------
                (Former name, former address and former fiscal
                      year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes __X__   No ____

                                    PART I


Item 1.  Financial Statements



                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets

                   September 30, 1995 and December 31, 1994
                                  (unaudited)


                                    Assets
                                    ------

                                                      1995           1994
                                                   -----------   -----------
Current assets:
  Cash and cash equivalents (Note 1).............. $ 1,051,665     1,043,893
  Accounts and rents receivable...................     191,245       168,705
  Current portion of deferred rent receivable
    (Note 2)......................................       3,296        19,280
  Other assets....................................       2,129           354
                                                   -----------   -----------
    Total current assets..........................   1,248,335     1,232,232
                                                   -----------   -----------
Investment properties (including acquisition fees
  paid to Affiliates of $1,430,682)(Notes 1
  and 3):
    Land..........................................   3,998,149     3,998,149
    Buildings and improvements....................  13,814,185    13,814,185
                                                   -----------   -----------
                                                    17,812,334    17,812,334
      Less accumulated depreciation...............   2,646,794     2,323,104
                                                   -----------   -----------
    Net investment properties.....................  15,165,540    15,489,230
                                                   -----------   -----------
Other assets:
  Deferred leasing fees to Affiliates (net of
    accumulated amortization of $84,205 and
    $70,635 at September 30, 1995 and December 31,
    1994, respectively) (Notes 1 and 3)...........     143,527       157,097
  Deferred rent receivable (Note 2)...............     396,589       364,166
                                                   -----------   -----------
    Total other assets............................     540,116       521,263
                                                   -----------   -----------
Total assets...................................... $16,953,991    17,242,725
                                                   ===========   ===========


                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                   September 30, 1995 and December 31, 1994
                                  (unaudited)


                       Liabilities and Partners' Capital
                       ---------------------------------


                                                       1995         1994
                                                   -----------   -----------
Current liabilities:
  Accounts payable................................ $     5,206        34,654
  Accrued real estate taxes.......................     224,473       172,194
  Distributions payable (Note 4)..................     135,900       140,426
  Due to Affiliates (Note 3)......................       2,934           680
  Deposits held for others........................     402,303       352,147
  Other current liabilities.......................      26,925        51,925
                                                   -----------   -----------
    Total current liabilities.....................     797,741       752,026

Commission payable to Affiliates (Note 3).........     132,000       132,000
                                                   -----------   -----------
Total liabilities.................................     929,741       884,026
                                                   -----------   -----------
Partners' capital (Notes 1, 3 and 4):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................      73,985        77,222
                                                   -----------   -----------
                                                        74,485        77,722
                                                   -----------   -----------
  Limited Partners:
    Units of $500. Authorized 80,000 Units,
      50,095.50 Units outstanding (net of
      offering costs of $3,148,734, of which
      $653,165 was paid to Affiliates)............  21,916,510    21,916,510
    Cumulative net income.........................   9,895,973     8,940,582
    Cumulative distributions...................... (15,862,718)  (14,576,115)
                                                   -----------   -----------
                                                    15,949,765    16,280,977
                                                   -----------   -----------
      Total Partners' capital.....................  16,024,250    16,358,699
                                                   -----------   -----------
Total liabilities and Partners' capital........... $16,953,991    17,242,725
                                                   ===========   ===========




                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations

        For the three and nine months ended September 30, 1995 and 1994
                                  (unaudited)

                                       Three months           Nine months
                                          ended                  ended
                                       September 30,          September 30,
                                     -----------------    --------------------
                                       1995     1994        1995       1994
                                     --------  -------    ---------  ---------
Income:
  Rental income (Notes 1 and 2)....  $479,401  483,952    1,437,075  1,452,857
  Additional rental income.........    36,725   43,500      111,341    115,866
  Interest income..................     8,369    5,220       25,238     14,969
  Other income.....................      --      3,488        1,709      3,591
                                     --------  -------    ---------  ---------
                                      524,495  536,160    1,575,363  1,587,283
                                     --------  -------    ---------  ---------
Expenses:
  Professional services to
    Affiliates.....................     4,620    1,706       15,253     15,556
  Professional services to
    non-affiliates.................      --       --         24,550     23,765
  General and administrative
    expenses to Affiliates.........     7,972    8,139       26,762     30,240
  General and administrative
    expenses to non-affiliates.....     1,951    2,214       11,604     12,663
  Property operating expenses to
    Affiliates.....................     6,956   10,779       22,394     26,912
  Property operating expenses to
    non-affiliates.................    57,814   61,728      185,386    173,758
  Depreciation.....................   107,897  107,898      323,690    323,690
  Amortization.....................     4,524    4,523       13,570     13,569
                                     --------  -------    ---------  ---------
                                      191,734  196,987      623,209    620,153
                                     --------  -------    ---------  ---------
Net income.........................  $332,761  339,173      952,154    967,130
                                     ========  =======    =========  =========
Net income (loss) allocated to:
  General Partner..................    (1,079)  (1,079)      (3,237)    (3,237)
  Limited Partners.................   333,840  340,252      955,391    970,367
                                     --------  -------    ---------  ---------
Net income.........................  $332,761  339,173      952,154    967,130
                                     ========  =======    =========  =========
Net loss allocated to the one
  General Partner Unit.............  $ (1,079)  (1,079)      (3,237)    (3,237)
                                     ========  =======    =========  =========
Net income per weighted average
  Limited Partner Unit (50,095.50
  for 1995 and 1994)...............  $   6.66     6.79        19.07      19.37
                                     ========  =======    =========  =========

                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

               For nine months ended September 30, 1995 and 1994
                                  (unaudited)



                                                      1995            1994
                                                   -----------   -----------
Cash flows from operating activities:
  Net income...................................... $   952,154       967,130
  Adjustments to reconcile net income to
      net cash provided by operating activities:
    Depreciation..................................     323,690       323,690
    Amortization..................................      13,570        13,569
    Deferred rent receivable......................     (16,439)       (1,217)
    Changes in assets and liabilities:
      Accounts and rents receivable...............     (22,540)        8,579
      Other assets................................      (1,775)         (902)
      Accounts payable............................     (29,448)       11,136
      Accrued real estate taxes...................      52,279       (33,993)
      Due to Affiliates...........................       2,254         1,193
      Other current liabilities...................     (25,000)       (1,657)
                                                   -----------   -----------
Net cash provided by operating activities.........   1,248,745     1,287,528
                                                   -----------   -----------
Cash flows from financing activities:
  Deposits held for others........................      50,156       (53,291)
  Cash distributions..............................  (1,291,129)   (1,344,538)
                                                   -----------   -----------
Net cash used in financing activities.............  (1,240,973)   (1,397,829)
                                                   -----------   -----------
Net increase (decrease) in cash
  and cash equivalents............................       7,772      (110,301)
Cash and cash equivalents at beginning of period..   1,043,893     1,062,624
                                                   -----------   -----------
Cash and cash equivalents at end of period........ $ 1,051,665       952,323
                                                   ============  ============




                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                              September 30, 1995
                                  (unaudited)


Readers of this Quarterly Report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1994, which are included in the Partnership's 1994 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.

(1) Organization and Basis of Accounting

Inland Monthly Income Fund II, L.P. (the "Partnership") was organized on June 20, 1988 by filing a Certificate of Limited Partnership under the Revised Uniform Limited Partnership Act of the State of Delaware. On August 4, 1988, the Partnership commenced an Offering of 50,000 (subject to increase to 80,000) Limited Partnership Units pursuant to a Registration under the Securities Act of 1933. The Offering terminated on August 4, 1990, with total sales of 50,647.14 Units at $500 per Unit, resulting in gross offering proceeds of $25,323,569, not including the General Partner's contribution of $500. All of the holders of these Units have been admitted to the Partnership. Inland Real Estate Investment Corporation is the General Partner. As of September 30, 1995, the Partnership had repurchased 551.64 Units for $260,285 from various Limited Partners through the Unit Repurchase Program. There are no funds remaining for the repurchase of Units through this program.

Offering costs have been offset against the Limited Partners' capital accounts.

The investment properties are recorded at cost. Depreciation expense is computed using the straight-line method. Buildings and improvements are based upon estimated useful lives of 30 to 40 years, while furniture and fixtures are based upon estimated useful lives of 5 to 12 years. Maintenance and repair expenses are charged to operations as incurred. Significant improvements are capitalized and depreciated over their estimated useful lives.

Deferred leasing fees are amortized on a straight-line basis over the term of the related lease.

Rental income is recognized on a straight-line basis over the term of each lease. The difference between rental income earned and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable.

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

No provision for Federal income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1995
                                  (unaudited)

In the opinion of management, the financial statements contain all the adjustments necessary, which are of a normal recurring nature, to present fairly the financial position and results of operations for the periods presented herein. Results of interim periods are not necessarily indicative of the results to be expected for the year.

(2) Deferred Rent Receivable

Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying financial statements include increases of $16,439 and $1,217 for 1995 and 1994, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $399,885 and $383,446 in related accounts receivable as of September 30, 1995 and December 31, 1994, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made.

(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $2,934 and $680 was unpaid as of September 30, 1995 and December 31, 1994, respectively.

An Affiliate of the General Partner earned Property Management Fees of $22,394 and $25,050 for the nine months ended September 30, 1995 and 1994, respectively, in connection with managing the Partnership's properties. Such costs are included in property operating expenses to Affiliates, all of which have been paid. In addition, an Affiliate of the General Partner performed property maintenance on the Partnership's investment properties and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $1,862 for the nine months ended September 30, 1994 are included in property operating expenses to Affiliates, all of which have been paid.

In connection with the sale of The Wholesale Club on January 8, 1991, the Partnership recorded $132,000 of sales commission payable to an Affiliate of the General Partner. Such commission has been deferred until the Limited Partners receive their Original Capital plus a return as specified in the Partnership Agreement.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1995
                                  (unaudited)

Through the Partnership's participation in an insurance program, claims from the Partnership's properties, as well as properties owned by other limited partnerships syndicated by Affiliates, were managed through a loss reserve trust. In June 1995, this program was terminated. As of September 30, 1995, the Partnership paid $428 to the loss reserve trust for K mart.

(4)  Subsequent Events

During October 1995, the Partnership paid a distribution of $135,900 to the Limited Partners.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

On August 4, 1988, the Partnership commenced an Offering of 50,000 (subject to increase to 80,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 4, 1990, with total sales of 50,647.14 Units at $500 per Unit, resulting in gross offering proceeds of $25,323,569, not including the General Partner's contribution of $500. The Partnership had acquired five properties utilizing $21,224,542 of capital proceeds collected. On January 8, 1991, the Partnership sold one of its properties, The Wholesale Club. As of September 30, 1995, the Partnership has repurchased 551.64 Units for $260,285 from various Limited Partners through the Unit Repurchase Program. There are no funds remaining for the repurchase of Units through this program.

As of September 30, 1995, the Partnership had cash and cash equivalents of $1,051,665, which includes $391,441 held in escrow for the payment of real estate taxes for Colonial Manor Living Center. The Partnership intends to use such remaining funds for distributions and for working capital requirements.

The properties owned by the Partnership are generating cash flow in excess of the 8% annualized distributions to the Limited Partners (paid monthly), in addition to covering all the operating expenses of the Partnership. In 1994, the Partnership distributed $103,339 in addition to the 8% annualized return to investors from 1993 excess cash flow. In May 1995, the Partnership distributed $50,000 in addition to the 8% annualized return to investors from 1994 excess cash flow.

During August 1995, Certified Grocers Midwest, Inc. ("Certified") vacated the anchor store of Water Tower Market Plaza in Palatine, Illinois. Eagle Foods had assigned the lease on February 4, 1994 to Certified, which occupied the store since March 1, 1994. Under the original lease, as well as the assignment of the lease, Eagle Foods has guaranteed payments until November 1998.

Results of Operations

At September 30, 1995, the Partnership owned four operating properties. Two out of the Partnership's four operating properties, Scandinavian Health Spa and Colonial Manor Living Center, are leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant. The leases of the other two properties owned by the Partnership, K mart and Water Tower Market Plaza, provide that the Partnership be responsible for maintenance of the structure and the parking lot and the tenants are required to reimburse the Partnership for portions of insurance, real estate taxes and common area maintenance. The Partnership sold one of its properties, The Wholesale Club, on January 8, 1991.

Interest income increased for the three and nine months ended September 30, 1995, as compared to the three and nine months ended September 30, 1994, due to an increase in interest rates.

General and administrative expenses to Affiliates decreased for the three and nine months ended September 30, 1995, as compared to the three and nine months ended September 30, 1994, due primarily to a decrease in data processing expense.

Property operating expenses to Affiliates decreased for the three and nine months ended September 30, 1995, as compared to the three and nine months ended September 30, 1994, due to a decrease in property management fees and property maintenance performed by Affiliates of the General Partner. Property operating expenses to non-affiliates increased for the three and nine months ended September 30, 1995, as compared to the three and nine months ended September 30, 1994, due to increases in repair and maintenance, marketing and real estate taxes at Water Tower Market Plaza.

The following is a list of approximate occupancy levels for the Partnership's investment properties as of the end of each quarter during 1994 and 1995:

                                    1994                        1995
                           -----------------------     -----------------------
                            at    at    at    at        at    at    at    at
      Properties           3/31  6/30  9/30  12/31     3/31  6/30  9/30  12/31
      ----------           ----  ----  ----  -----     ----  ----  ----  -----

Scandinavian Health Spa    100%  100%  100%  100%      100%  100%  100%
  Broadview Heights, Ohio

Colonial Manor             100%  100%  100%  100%      100%  100%  100%
  LaGrange, Illinois

K mart                     100%  100%  100%  100%      100%  100%  100%
  Chandler, Arizona

Water Tower Market Plaza    97%   97%   93%   89%       91%   89%   89%*
  Palatine, Illinois

*Certified vacated Water Tower Market Plaza in August 1995. This occupancy reflects the payment of guaranteed rental income received under the original lease. (See Liquidity and Capital Resources.)

                                    PART II

Items 1 through 6(b) are omitted because of the absence of conditions under which they are required.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            INLAND MONTHLY INCOME FUND II, L.P.

                            By: Inland Real Estate Investment Corporation General Partner

                            By:   Robert D. Parks
                                  Chairman
                            Date: November 13, 1995

                            By:   Cynthia M. Hassett
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: November 13, 1995