Form 10-K405
period 1995-12-31
INLAND MONTHLY INCOME FUND II L P
filed 1996-04-01
CIK 835322

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                  For The Fiscal Year Ended December 31, 1995

                                      or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                           Commission File #0-17593

                      Inland Monthly Income Fund II, L.P.
            (Exact name of registrant as specified in its charter)

       Delaware                                       36-3587209
(State of organization)                (I.R.S. Employer Identification Number)

2901 Butterfield Road, Oak Brook, Illinois    60521
 (Address of principal executive office)     (Zip Code)

Registrant's telephone number, including area code:  708-218-8000

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class:          Name of each exchange on which registered:
       None                                      None

       Securities registered pursuant to Section 12(g) of the Act:
                           LIMITED PARTNERSHIP UNITS
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. Not applicable.

The Prospectus of the Registrant dated August 4, 1988, as supplemented and filed pursuant to Rule 424(b) and 424(c) under the Securities Act of 1933 is incorporated by reference in Parts I, II and III of this Annual Report on Form 10-K.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                               TABLE OF CONTENTS

                                    Part I                                 Page
                                    ------                                 ----
  Item  1. Business......................................................   3

  Item  2. Properties....................................................   4

  Item  3. Legal Proceedings.............................................   7

  Item  4. Submission of Matters to a Vote of Security Holders...........   7


                                    Part II
                                    -------
  Item  5. Market for the Partnership's Limited Partnership
            Units and Related Security Holder Matters....................   7

  Item  6. Selected Financial Data.......................................   7

  Item  7. Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................   9

  Item  8. Financial Statements and Supplementary Data...................  12

  Item  9. Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure..........................  27


                                   Part III
                                   --------
  Item 10. Directors and Executive Officers of the Registrant............  27

  Item 11. Executive Compensation........................................  32

  Item 12. Security Ownership of Certain Beneficial Owners and
            Management...................................................  33

  Item 13. Certain Relationships and Related Transactions................  33


                                    Part IV
                                    -------
  Item 14. Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K..........................................  34

  SIGNATURES.............................................................  35



                                    PART I


Item 1. Business

The Registrant, Inland Monthly Income Fund II, L.P. (the "Partnership"), was formed on June 20, 1988 pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in improved residential, retail, industrial and other income producing properties. On August 4, 1988, the Partnership commenced an Offering of 50,000 Limited Partnership Units (subject to an increase of up to 30,000 additional Units) pursuant to a Registration under the Securities Act of 1933. The Offering terminated on August 4, 1990, with total sales of 50,647.14 Units at $500 per Unit, resulting in gross offering proceeds of $25,323,569, not including the General Partner's contribution of $500. All of the holders of these Units were admitted to the Partnership. Inland Real Estate Investment Corporation is the General Partner. The Partnership has acquired five properties utilizing $21,224,542 of capital proceeds collected. On January 8, 1991, the Partnership sold one of its properties, The Wholesale Club. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. The Partnership has repurchased 551.64 Units for $260,285 from various Limited Partners through the Unit Repurchase Program. There are no funds remaining for the repurchase of Units through this program.

The Partnership is engaged in the business of real estate investment. A presentation of information about industry segments would not be material to an understanding of the Partnership's business taken as a whole.

The Partnership made the following real property investments:


                                               Date of         Type of
Property and Location       Square Feet        Purchase       Ownership
- - ---------------------       -----------       ---------      -------------
Scandinavian Health Spa        26,040         10/19/88       Fee ownership
Health & Racquet Club                                        of land &
Broadview Heights, Ohio                                      improvements

Wholesale Club                103,000         12/6/88        Fee ownership
Commercial Warehouse                          (sold          of land &
Fort Wayne, Indiana                            1/8/91)       improvements

Colonial Manor                107,867         6/7/89         Fee ownership
Nursing Home Facility                                        of land &
LaGrange, Illinois                                           improvements

K mart                         84,146         12/29/89       Fee ownership
Retail Store                                                 of land &
Chandler, Arizona                                            improvements

Water Tower Market Plaza       52,475         12/31/90       Fee ownership
Shopping Center                                              of land &
Palatine, Illinois                                           improvements

Reference is made to Note 4 of the Notes to Financial Statements (Item 8 of this Annual Report) for additional descriptions of the Partnership's real property investments.

The Partnership's real property investments are subject to competition from similar types of properties in the vicinity in which each is located. Approximate occupancy levels for the properties are set forth on a year-end basis in the table in Item 2 below to which reference is hereby made. The Partnership's real property investments are located in Arizona, Illinois and Ohio. The Partnership has no real property investments located outside the United States. The Partnership does not segregate revenues or assets by geographic region, and such a presentation would not be material to an understanding of the Partnership's business taken as a whole.

The Partnership currently has significant net operating leases with Elite Care Corporation ("Elite"), K mart Corporation ("K mart") and Scandinavian Health Spa, Inc. ("SHS"). Revenues from the Elite lease for the Colonial Manor Nursing Home, the K mart lease for the K mart store and the SHS lease for the Scandinavian Health Spa represents approximately 41%, 22% and 17%, respectively, of the Partnership's income as of December 31, 1995.

The Partnership has utilized its proceeds for investment to acquire properties. The leases at certain of the Partnership's properties entitle the Partnership to participate in gross receipts of lessees above fixed minimum amounts. The Partnership's receipt of such amounts will depend in part on the ability of those lessees to compete with similar businesses in their respective vicinities.

The Partnership also competes with many other entities engaged in real estate investment activities in the disposition of property. The ability to locate purchasers for the properties will depend primarily on the operations of the properties and the desirability of the locations of the operating properties.

The Partnership had no employees during 1995.

The terms of transactions between the Partnership and Affiliates of the General Partner of the Partnership are set forth in Item 11 below and Note 3 of the Notes to Financial Statements (Item 8 of this Annual Report) to which reference is hereby made for a description of such terms and transactions.


Item 2.  Properties

The Partnership owns directly the properties referred to in Item 1 above and in
Note 4 of the Notes to Financial Statements (Item 8 of this Annual Report) to which reference is hereby made for a description of said properties.

The following is a list of approximate occupancy levels for the Partnership's investment properties as of the end of each of the last five years:


  Properties                   1995      1994      1993      1992      1991
  ----------                   ----      ----      ----      ----      ----
Scandinavian Health Spa        100%      100%      100%      100%      100%
  Health & Racquet Club
  Broadview Heights, Ohio

Colonial Manor                 100%      100%      100%      100%      100%
  Nursing Home Facility
  LaGrange, Illinois

K mart                         100%      100%      100%      100%      100%
  Retail Store
  Chandler, Arizona

Water Tower Market Plaza        89%*      89%       97%       97%      100%
  Shopping Center
  Palatine, Illinois

* Certified Grocers Midwest, Inc.  vacated  Water  Tower Market Plaza in August
  1995. Certified occupied 29,317 square feet, or approximately 56%, of the shopping center. This occupancy reflects the payment of guaranteed rental income received under the original lease. (See Liquidity and Capital
  Resources.)

The following is a list of average effective annual rents per square foot for the Partnership's investment properties for each of the last five years:

  Properties                   1995      1994      1993      1992      1991
  ----------                   ----      ----      ----      ----      ----
Scandinavian Health Spa       $13.79     12.54     12.54     12.54     12.54
  Health & Racquet Club
  Broadview Heights, Ohio

Colonial Manor                  8.00      8.00      8.00      8.00      8.00
  Nursing Home Facility
  LaGrange, Illinois

K mart                          5.37      5.37      5.37      5.37      5.37
  Retail Store
  Chandler, Arizona

Water Tower Market Plaza        4.18      4.92      5.71      5.67      7.28
  Shopping Center
  Palatine, Illinois


The following tables set forth certain information with respect to the amount of and expiration of leases for the Partnership's investment properties:


                                       Square
                                        Feet                           Renewal           Current        Rent Per
             Lessee                    Leased      Lease Ends          Options         Annual Rent     Square Foot
             ------                    -------     ----------         ---------        -----------     -----------
Scandinavian Health Spa,                26,040      12/2004           2/5 years         $359,094         $13.79
    Inc.

Elite Care Corporation                 107,867       1/2001           1/10 years         868,552           8.05

K Mart Corporation                      84,146       6/2013           4/5 years          452,000           5.37

Water Tower Market Plaza:
    Certified Grocers                   29,317      11/1998             None              78,600           2.68
    Top of the Line Hair Design          1,246       4/1996             None              12,656          10.16
    Edelweiss Delicatessen               2,000      10/1996             None              15,780           7.89
    Land of Pets Pet Shop                4,000       4/1997           1/5 years           38,652           9.66
    Jackson Hewitt Tax Service           1,500      12/1999           2/5 years           11,970           7.98
    Lim's Dry Cleaners                   1,500      12/1997             None              18,072          12.05
    Ohlson World Travel Agency           2,000       3/1996             None              20,283          10.14
    TLC Medical Center                   1,275      11/2003             None               8,925           7.00
 *  TLC Medical Center                   1,700       7/2003             None              12,563           7.39
    TLC Medical Center                   2,294      11/2003             None              19,683           8.58
    Phase II Resale Shop                 1,018       3/1997             None              10,686          10.50
    Vacant                               4,625

 * This lease started 1/1/96.

                                                     Approx.        Annual             Average Base   % of Total    % of Annual
                                       Number    Gross Leasable      Base      Total    Rent Per         GLA         Base Rent
                              Year       of      Area ("GLA") of   Rent of    Annual   Sq. Ft Under   Represented   Represented
                             Ending    Leases    Expiring Leases   Expiring    Base     Expiring      By Expiring   By Expiring
        Property             Dec 31,  Expiring    (square feet)     Leases    Rent(1)    Leases         Leases        Leases
        --------             ------   --------   ---------------   --------  -------   ------------   -----------   -----------
Scandinavian Health Spa       1996-       -             -          $   -     $359,094  $      -             -             -
                              2003
                              2004        1           26,040        359,094   359,094       13.79         100%          100%

Colonial Manor Living Center  1996        -             -              -      868,552         -             -             -
                              1997        -             -              -      888,151         -             -             -
                              1998        -             -              -      907,749         -             -             -
                              1999        -             -              -      927,348         -             -             -
                              2000        -             -              -      946,947         -             -             -
                              2001        1          107,867        970,139   970,139        8.99         100%          100%

K Mart                        1996-       -             -              -      452,000         -             -             -
                              2005

Water Tower Market Plaza      1996        3            5,246         48,719   246,694        9.29       10.00%        19.75%
                              1997        3            6,518         67,998   200,338       10.43       12.42%        33.94%
                              1998        1           29,317         78,600   132,968        2.68       55.87%        59.11%
                              1999        1            1,500         13,893    57,770        9.26        2.86%        24.05%
                              2000-       -             -              -       43,877         -             -             -
                              2002
                              2003        3            5,269         43,877    43,877        8.33       10.04%          100%

(1) No assumptions have been made regarding the releasing of expired leases. It is the opinion of the General Partner that the space will be released at market prices.

Item 3. Legal Proceedings

The Partnership is not subject to any material pending legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during 1995.



                                    PART II


Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 1995, there were 2,206 holders of Units of the Partnership. There is no public market for Units nor is it anticipated that any public market for Units will develop. Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.

Although the Partnership had established a Unit Repurchase Program, there are no funds remaining for the repurchase of Units through this program.


Item 6.  Selected Financial Data


                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

       For the years ended December 31, 1995, 1994, 1993, 1992 and 1991

                 (not covered by Independent Auditors' Report)


                            1995       1994       1993       1992       1991
                            ----       ----       ----       ----       ----
Total assets........... $16,720,422 17,242,725 17,654,173 18,076,459 18,602,503
                        =========== ========== ========== ========== ==========

Total income........... $ 2,072,835  2,109,593  2,109,623  2,092,927  2,190,136
                        =========== ========== ========== ========== ==========

Income from operations.   1,250,956  1,297,389  1,331,635  1,224,356  1,390,615
Gain on sale of
  investment property..        -          -          -          -       847,467

Net income............. $ 1,250,956  1,297,389  1,331,635  1,224,356  2,238,082
                        =========== ========== ========== ========== ==========



                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

       For the years ended December 31, 1995, 1994, 1993, 1992 and 1991

                 (not covered by Independent Auditors' Report)

                                 1995        1994        1993        1992        1991
                             -----------   ---------   ---------   ---------   ---------
Net income (loss) per the
  one General Partner Unit:
Operating loss.............       (4,316)     (4,316)     (4,313)     (4,300)     (4,286)
Gain on sale of
  investment property......         -           -           -           -        102,206
                             -----------   ---------   ---------   ---------   ---------
                             $    (4,316)     (4,316)     (4,313)     (4,300)     97,920
                             ===========   =========   =========   =========   =========
Net income allocated per
  Limited Partnership
  Unit (b):
Operating income...........        25.06       25.98       26.67       24.53       27.79
Gain on sale of
  investment property......         -           -           -           -          14.85
                             -----------   ---------   ---------   ---------   ---------
                             $     25.06       25.98       26.67       24.53       42.64
                             ===========   =========   =========   =========   =========
Distributions to
  Limited Partners from:
Operations.................    1,703,356   1,756,765   1,734,389   1,653,417   1,686,591
Sales proceeds.............         -           -           -           -      4,395,565
                             -----------   ---------   ---------   ---------   ---------
                             $ 1,703,356   1,756,765   1,734,389   1,653,417   6,082,156
                             ===========   =========   =========   =========   =========
Distributions per
  Limited Partnership
  Unit from (b)(c):
Operations.................        34.00       35.07       34.62       33.01       33.60
Sales proceeds.............         -           -           -           -          87.57
                             -----------   ---------   ---------   ---------   ---------
                             $     34.00       35.07       34.62       33.01      121.17
                             ===========   =========   =========   =========   =========

(a) The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

(b) The net income and distributions per Unit data are based upon the weighted average number of Units outstanding (50,095.50 for the years 1995 through 1992 and 50,195.60 for 1991).

(c) The distributions from sales proceeds per Limited Partnership Unit in 1991 are from the sale of The Wholesale Club on January 8, 1991 and represents a return of Invested Capital, as defined in the Partnership Agreement.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

On August 4, 1988, the Partnership commenced an Offering of 50,000 (subject to increase to 80,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 4, 1990, with total sales of 50,647.14 Units at $500 per Unit, resulting in gross offering proceeds of $25,323,569, not including the General Partner's contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Partnership has acquired five properties utilizing $21,224,542 of capital proceeds collected. On January 8, 1991, the Partnership sold one of its properties, The Wholesale Club. As of December 31, 1995, cumulative distributions to Limited Partners totaled $16,279,471, of which $4,395,565 represents proceeds from the sale of The Wholesale Club and $11,883,906 represents distributable cash flow from the properties. The Partnership has repurchased 551.64 Units for $260,285 from various Limited Partners through the Unit Repurchase Program. There are no funds remaining for the repurchase of Units through this program.

As of December 31, 1995, the Partnership had cash and cash equivalents of $981,562, which includes approximately $311,000 held in an unrestricted escrow account for the payment of real estate taxes for Colonial Manor Living Center. The Partnership intends to use such remaining funds for distributions and for working capital requirements.

The properties owned by the Partnership are generating cash flow in excess of the 8% annualized distributions to the Limited Partners (paid monthly), in addition to covering all the operating expenses of the Partnership. In 1993, 1994 and 1995, the Partnership distributed $50,529, $103,339 and $50,000, respectively, in addition to the 8% annualized return to the Limited Partners from excess cash flow from the previous year. To the extent that these sources are insufficient to meet the Partnership's needs, the Partnership may rely on advances from Affiliates of the General Partner, other short-term financing, or may sell a property.

During August 1995, Certified Grocers Midwest, Inc. ("Certified") vacated the anchor store of Water Tower Market Plaza in Palatine, Illinois. Eagle Foods had assigned the lease on February 4, 1994 to Certified, which occupied the store since March 1, 1994. Certified is currently performing approximately $500,000 in renovation of the space for Euro-Fresh Markets ("Euro-Fresh"), which is anticipated to occupy the space in April 1996. Under the original lease, as well as the assignment of the lease, Eagle Foods has guaranteed payments until November 1998. At December 31, 1995, there were three additional vacant units totaling 6,325 square feet at Water Tower Market Plaza. Subsequent to December 31, 1995, the Partnership executed two leases totaling 3,400 square feet of this space. Currently, Water Tower Market Plaza has a 95% financial occupancy rate.

Results of Operations

At December 31, 1995, the Partnership owns four operating properties. Two out of the Partnership's four operating properties, Scandinavian Health Spa and Colonial Manor Living Center, are leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant. The leases of the other two properties owned by the Partnership, K mart and Water Tower Market Plaza, provide that the Partnership be responsible for maintenance of the structure and the parking lot and the tenants are required to reimburse the Partnership for portions of insurance, real estate taxes and common area maintenance. The Partnership sold one of its properties, The Wholesale Club, on January 8, 1991.

Rental income decreased slightly for the year ended December 31, 1995, as compared to the year ended December 31, 1994, due to a decrease in rental income at Water Tower Market Plaza. The shopping center continues to have three spaces vacant within the multi-tenant commercial building. These three spaces, with a total of 5,900 square feet, represent 11% of the total of 52,475 square feet of Water Tower Market Plaza. The General Partner is currently in the process of making improvements to the shopping center, such as painting and improved signage, in order to attract new tenants. The decrease in rental income was partially offset by a scheduled rental increase at Scandinavian Health Spa during 1995. Rental income decreased for the year ended December 31, 1994, as compared to the year ended December 31, 1993, due primarily to a non-recurring adjustment in rental income recorded for Colonial Manor Living Center in 1993 as a result of the settlement with Adventist Living Centers, Inc.

Interest income increased for the years ended December 31, 1995 and 1994, as compared to the year ended December 31, 1993, due to increases in interest rates.

The other income recorded for the year ended December 31, 1994 is primarily a result of non-operating income relating to Water Tower Market Plaza.

Professional services to Affiliates were higher for the year ended December 31, 1994, as compared to the years ended December 31, 1995 and 1993, due to increases in in-house legal and accounting services required by the Partnership.

General and administrative expenses to Affiliates increased for the years ended December 31, 1995 and 1994, as compared to the year ended December 31, 1993, due to increases in postage, supplies and investor services expenses. This increase was partially offset by a decrease in data processing expense. General and administrative expenses to non-affiliates increased for the year ended December 31, 1994, as compared to the year ended December 31, 1993, due to an increase in the Illinois Replacement Tax paid in 1994.

Property operating expenses to Affiliates decreased for the years ended December 31, 1995 and 1994, as compared to the year ended December 31, 1993, due to a decrease in property maintenance performed by an Affiliate on the Partnership's investment properties. Property operating expenses to non-affiliates increased for the years ended December 31, 1995 and 1994, as compared to the year ended December 31, 1993, due to increases in real estate taxes, maintenance, painting and marketing at Water Tower Market Plaza.

Inflation

In general, rental income and operating expenses for those Partnership properties operated under triple-net leases, Scandinavian Health Spa and Colonial Manor Living Center, are not likely to be directly affected by future inflation, since rents are fixed under the leases and property expenses are the responsibility of tenants. The capital appreciation of triple-net-leased properties is likely to be influenced by interest rate fluctuations. To the extent that inflation affects interest rates, future inflation may have an effect on the capital appreciation of triple-net-leased properties.

Both the K mart and Water Tower Market Plaza properties are subject to net leases containing rental escalation clauses which take effect when specified sales volumes are achieved by the tenants. If inflation, over time, increases the prices of goods sold by these tenants, this may result in increased rental income for the Partnership. In addition to the grocery store which is its anchor tenant, Water Tower Market Plaza also includes smaller commercial spaces which are subject to renewal under short-term leases. For these spaces, inflation is likely to increase rental escalation income from leases to new tenants and lease renewals, subject to normal market conditions.


Impact of Accounting Pronouncements Not Yet Adopted

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" was issued in March 1995 and is effective for fiscal years beginning after December 15, 1995.

This pronouncement is not expected to have a material effect on the financial position or results of operations of the Partnership.

Item 8.  Financial Statements and Supplementary Data



                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)


                                     Index                                Page
                                     -----                                ----
Independent Auditors' Report.............................................  13

Financial Statements:

  Balance Sheets, December 31, 1995 and 1994.............................  14

  Statements of Operations, for the years ended
    December 31, 1995, 1994 and 1993.....................................  16

  Statements of Partners' Capital, for the years ended
    December 31, 1995, 1994 and 1993.....................................  17

  Statements of Cash Flows, for the years ended
    December 31, 1995, 1994 and 1993.....................................  18

  Notes to Financial Statements..........................................  19

Real Estate and Accumulated Depreciation (Schedule III)..................  26

Schedules not filed:

All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

INDEPENDENT AUDITORS' REPORT


To the Partners of
Inland Monthly Income Fund II, L.P.

We have audited the accompanying balance sheets of Inland Monthly Income Fund II, L.P. (a limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1995. Our audits included the financial statement schedule listed in item 14(c). These statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Inland Monthly Income Fund II, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Chicago, Illinois
February 2, 1996

                     INLAND MONTHLY INCOME FUND II,  L.P.
                            (a limited partnership)

                                Balance Sheets

                          December 31, 1995 and 1994




                                    Assets
                                    ------

                                                       1995          1994
                                                       ----          ----
Current assets:
  Cash and cash equivalents (Note 1).............. $   981,562     1,043,893
  Accounts and rents receivable...................     159,975       168,705
  Current portion of deferred rent
    receivable (Note 5)...........................       2,968        19,280
  Other assets....................................         670           354
                                                   -----------    ----------
    Total current assets..........................   1,145,175     1,232,232
                                                   -----------    ----------
Investment properties (including acquisition
  fees paid to Affiliates of $1,430,682)
  (Notes 1, 3 and 4):
  Land............................................   3,998,149     3,998,149
  Buildings and improvements......................  13,814,185    13,814,185
                                                   -----------    ----------
                                                    17,812,334    17,812,334
    Less accumulated depreciation.................   2,754,691     2,323,104
                                                   -----------    ----------
      Net investment properties...................  15,057,643    15,489,230
                                                   -----------    ----------
Other assets:
  Deferred leasing fees to Affiliates (net of
    accumulated amortization of $88,728 and $70,635
    for 1995 and 1994, respectively) (Notes
    1 and 3)......................................     139,004       157,097
  Deferred rent receivable, less current portion
    (Notes 1 and 5)...............................     378,600       364,166
                                                   -----------    ----------
      Total other assets..........................     517,604       521,263
                                                   -----------    ----------
Total assets...................................... $16,720,422    17,242,725
                                                   ===========    ==========








                See accompanying notes to financial statements.

                     INLAND MONTHLY INCOME FUND II,  L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                          December 31, 1995 and 1994



                       Liabilities and Partners' Capital
                       ---------------------------------

                                                        1995         1994
                                                        ----         ----
Current liabilities:
  Accounts payable................................ $     5,494        34,654
  Accrued real estate taxes.......................     180,025       172,194
  Distributions payable (Note 7)..................     140,426       140,426
  Due to Affiliates (Note 3)......................       7,398           680
  Deposits held for others........................     321,855       352,147
  Other current liabilities.......................      26,925        51,925
                                                   -----------    ----------
    Total current liabilities.....................     682,123       752,026

Commission payable to Affiliate (Note 3)..........     132,000       132,000
                                                   -----------    ----------
Total liabilities.................................     814,123       884,026
                                                   -----------    ----------
Partners' capital (Notes 1, 2 and 3):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................      72,906        77,222
                                                   -----------    ----------
                                                        73,406        77,722
                                                   -----------    ----------
  Limited Partners:
    Units of $500. Authorized 80,000 Units,
      50,095.50 Units outstanding (net of offering
      costs of $3,148,734, of which $653,165
      was paid to Affiliates).....................  21,916,510    21,916,510
    Cumulative net income.........................  10,195,854     8,940,582
    Cumulative distributions...................... (16,279,471)  (14,576,115)
                                                   -----------    ----------
                                                    15,832,893    16,280,977
                                                   -----------    ----------
      Total Partners' capital.....................  15,906,299    16,358,699
                                                   -----------    ----------
Total liabilities and Partners' capital........... $16,720,422    17,242,725
                                                   ===========    ==========






                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations

             For the years ended December 31, 1995, 1994 and 1993

                                         1995          1994          1993
                                         ----          ----          ----
Income:
  Rental income (Notes 1, 4 and 5)..  $1,892,936     1,899,150     1,940,813
  Additional rental income..........     144,535       155,593       149,897
  Interest income...................      32,707        22,499        17,536
  Other income......................       2,657        32,351         1,377
                                      ----------     ---------     ---------
                                       2,072,835     2,109,593     2,109,623
                                      ----------     ---------     ---------
Expenses:
  Professional services to
    Affiliates......................      19,466        22,892        18,401
  Professional services to
    non-affiliates..................      24,550        25,626        23,221
  General and administrative
    expenses to Affiliates..........      35,026        36,549        33,823
  General and administrative
    expenses to non-affiliates......      13,641        13,493         8,174
  Property operating expenses
    to Affiliates...................      31,068        33,969        35,488
  Property operating expenses
    to non-affiliates...............     248,448       229,996       209,225
  Depreciation......................     431,587       431,587       431,326
  Amortization......................      18,093        18,092        18,330
                                      ----------     ---------     ---------
                                         821,879       812,204       777,988
                                      ----------     ---------     ---------
Net income..........................  $1,250,956     1,297,389     1,331,635
                                      ==========     =========     =========
Net income (loss) allocated to
  (Note 2):
  General Partner...................  $   (4,316)       (4,316)       (4,313)
  Limited Partners..................   1,255,272     1,301,705     1,335,948
                                      ----------     ---------     ---------
    Net income......................  $1,250,956     1,297,389     1,331,635
                                      ==========     =========     =========
Net loss allocated to the
  one General Partner Unit..........  $   (4,316)       (4,316)       (4,313)
                                      ==========     =========     =========
Net income allocated to Limited
  Partners per weighted average
  Limited Partnership Units of
  50,095.50.........................  $    25.06         25.98         26.67
                                      ==========     =========     =========



                See accompanying notes to financial statements.

                     INLAND MONTHLY INCOME FUND II,  L.P.
                            (a limited partnership)

                        Statements of Partners' Capital

             For the years ended December 31, 1995, 1994 and 1993


                                         General     Limited
                                         Partner     Partners       Total
                                         -------    ----------    ----------
Balance January 1, 1993.............      86,351    17,134,478    17,220,829

Net income (loss)...................      (4,313)    1,335,948     1,331,635
Repayment of Supplemental Capital
  Contribution to General Partner...        -          (30,155)      (30,155)
Distributions ($34.62 per weighted
  average of Limited Partnership
  Units of 50,095.50)...............        -       (1,704,234)   (1,704,234)
                                          ------    ----------    ----------
Balance December 31, 1993...........      82,038    16,736,037    16,818,075

Net income (loss)...................      (4,316)    1,301,705     1,297,389
Distributions ($35.07 per weighted
  average of Limited Partnership
  Units of 50,095.50)...............        -       (1,756,765)   (1,756,765)
                                          ------    ----------    ----------

Balance December 31, 1994...........      77,722    16,280,977    16,358,699

Net income (loss)...................      (4,316)    1,255,272     1,250,956
Distributions ($34.00 per weighted
  average of Limited Partnership
  Units of 50,095.50)...............        -       (1,703,356)   (1,703,356)
                                          ------    ----------    ----------

Balance December 31, 1995...........     $73,406    15,832,893    15,906,299
                                         =======    ==========    ==========











                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

             For the years ended December 31, 1995, 1994 and 1993



                                          1995          1994          1993
                                          ----          ----          ----
Cash flows from operating activities:
  Net income........................ $ 1,250,956     1,297,389     1,331,635
  Adjustments to reconcile net
      income to net cash provided by
      operating activities:
    Depreciation....................     431,587       431,587       431,326
    Amortization....................      18,093        18,092        18,330
    Deferred rent receivable........       1,878       (12,901)      (27,651)
    Changes in assets and liabilities:
      Accounts and rents receivable.       8,730       (43,992)      (10,488)
      Other assets..................        (316)          (69)           44
      Accounts payable..............     (29,160)       30,914           840
      Accrued real estate taxes.....       7,831         9,055         5,732
      Due to Affiliates.............       6,718          (579)      (56,311)
      Other current liabilities.....     (25,000)       (2,466)       21,231
                                      ----------    ----------    ----------
Net cash provided by operating
  activities........................   1,671,317     1,727,030     1,714,688
                                      ----------    ----------    ----------
Cash flows from investing activities:
  Additions to investment properties        -             -           (2,620)
                                      ----------    ----------    ----------
Net cash used in investing
  activities........................        -             -           (2,620)
                                      ----------    ----------    ----------
Cash flows from financing activities:
  Deposits held for others..........     (30,292)       11,004         8,594
  Repayment of Supplemental Capital
    Contribution....................        -             -          (30,155)
  Cash distributions ...............  (1,703,356)   (1,756,765)   (1,703,852)
                                      ----------    ----------    ----------
Net cash used in financing
    activities......................  (1,733,648)   (1,745,761)   (1,725,413)
                                      ----------    ----------    ----------
Net decrease in cash and cash
  equivalents.......................     (62,331)      (18,731)      (13,345)
Cash and cash equivalents at
  beginning of year.................   1,043,893     1,062,624     1,075,969
                                      ----------    ----------    ----------
Cash and cash equivalents at end
  of year...........................  $  981,562     1,043,893     1,062,624
                                      ==========    ==========    ==========







                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

             For the years ended December 31, 1995, 1994 and 1993


(1) Organization and Basis of Accounting

Inland Monthly Income Fund II, L.P. (the "Partnership") was organized on June 20, 1988 by filing a Certificate of Limited Partnership under the Revised Uniform Limited Partnership Act of the State of Delaware. On August 4, 1988, the Partnership commenced an Offering of 50,000 (subject to increase to 80,000) Limited Partnership Units pursuant to a Registration under the Securities Act of 1933. The Offering terminated on August 4, 1990, with total sales of 50,647.14 Units at $500 per Unit, resulting in gross offering proceeds of $25,323,569, not including the General Partner's contribution for $500. All of the holders of these Units have been admitted to the Partnership. Inland Real Estate Investment Corporation is the General Partner. The Limited Partners of the Partnership share in the benefits of ownership of the Partnership's real property investments in proportion to the number of Units held. The Partnership had repurchased 551.64 Units for $260,285 from various Limited Partners through the Unit Repurchase Program. There are no funds remaining for the repurchase of Units through this program.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Offering costs have been offset against the Limited Partners' capital accounts.

The Partnership's policy is to reduce the cost basis of investment properties, including deferred leasing fees and deferred rent receivable, to its estimated net realizable value when the investment properties are judged to have suffered an impairment in value that is other than temporary. Estimated net realizable value is measured by the recoverability of the Partnership's investment through expected future cash flows on an undiscounted basis. Net realizable value is inherently subjective and is based on management's best estimate of current conditions and assumptions about expected future conditions, including lease-up periods, rental rates, interest rates and capitalization rates. As of December 31, 1995, no reduction to the cost basis of the investment properties has been recorded as the estimated net realizable value of the investment properties exceeds their cost basis.

Depreciation expense is computed using the straight-line method. Buildings and improvements are based upon estimated useful lives of 30 to 40 years, while furniture and fixtures are based upon estimated useful lives of 5 to 12 years. Repair and maintenance expenses are charged to operations as incurred. Significant improvements are capitalized and depreciated over their estimated useful lives.

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

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. For the years ended December 31, 1995 and 1994, included in cash and cash equivalents is approximately $311,000 and $341,000, respectively, held in an unrestricted escrow account for the payment of real estate taxes for Colonial Manor Living Center. The carrying amount of cash, cash equivalents and distributions payable approximates fair value because of the short maturity of those instruments.

No provision for Federal income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership.

The Partnership records are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles ("GAAP"). The Federal income tax return has been prepared from such records after making appropriate adjustments, if any, to reflect the Partnership's accounts as adjusted for Federal income tax reporting purposes. Such adjustments are not recorded on the records of the Partnership. The net effect of these items is summarized as follows:

                                       1995                      1994
                             ------------------------   ----------------------
                                             Tax                       Tax
                                GAAP        Basis         GAAP        Basis
                                Basis    (unaudited)      Basis    (unaudited)
                             ----------- ------------   ---------- -----------
Total assets................ $16,720,422   19,922,977   17,242,725  20,435,673

Partners' capital:
  General Partner...........      73,406       23,595       77,722      27,911
  Limited Partners..........  15,832,893   19,333,868   16,280,977  19,761,146

Net income (loss):
  General Partner...........      (4,316)      (3,987)      (4,316)     (3,990)
  Limited Partners..........   1,255,272    1,275,748    1,301,705   1,328,938

Net income per Limited
  Partnership Unit..........       25.06        25.47        25.98       26.53


Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" was issued in March 1995 and is effective for fiscal years beginning after December 15, 1995. This pronouncement is not expected to have a material effect on the financial position or results of operations of the Partnership.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


(2) Partnership Agreement

The Partnership Agreement defines the allocation of distributable available cash and profits and losses. Limited Partners will receive 100% of cash available for distribution until the Limited Partners have received a Cumulative Preferred Return of 8% per annum through August 4, 1993 and a Preferential Return of 10% of Cash Available for Distribution per annum for the period after August 4, 1993. Thereafter, the General Partner shall be allocated an amount equal to any Supplemental Capital Contributions outstanding at the time of the distribution and then 95% of cash available for distribution will be allocated to the Limited Partners and 5% will be allocated to the General Partner. Net Sale Proceeds will be distributed to the Limited Partners until they have received an amount equal to their Invested Capital and any deficiency in the 10% Preferential Return. Thereafter, any remaining Net Sale Proceeds will be distributed 85% to the Limited Partners and 15% to the General Partner. Distributions of Net Sale Proceeds to the Limited Partners represent a return of Invested Capital.

Pursuant to the terms of the Partnership Agreement, the profits and losses from operations are allocated as follows:

(a) Depreciation deductions shall be allocated 99% to the taxable Limited Partners and 1% to the General Partner.

(b) To the extent the minimum distribution of 8% per annum through August 4, 1993 to the Limited Partners is funded by Supplemental Capital Contributions, the distribution shall be treated as a guaranteed payment, and the resulting deduction shall be allocated to the General Partner.

(c) The remaining net profits shall be allocated 100% to the Limited Partners until the Limited Partners have been allocated an amount equal to the distribution required to provide them a Cumulative Preferred Return of 8% per annum through August 4, 1993 and a Preferential Return of 10% per annum for the period after August 4, 1993.

(d) The remainder, if any, shall be allocated 95% to the Limited Partners and 5% to the General Partner

The General Partner was required to make Supplemental Capital Contributions, if necessary, in sufficient amounts to allow the Partnership to make distributions to the Limited Partners to provide a non-compounded return on their invested capital equal to 8% per annum through August 4, 1993. The amount of such Supplemental Capital Contributions was $30,155. The entire amount was paid to the Partnership in April of 1990. The General Partner was repaid on August 4, 1993, after the Limited Partners received a Cumulative Preferred Return of 8% per annum through August 4, 1993.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $7,398 and $680 was unpaid as of December 31, 1995 and 1994, respectively.

An Affiliate of the General Partner earned Property Management Fees of $31,068, $32,107 and $32,553 for the years ended December 31, 1995, 1994 and 1993, respectively, in connection with managing the Partnership's properties. Such costs are included in property operating expenses to Affiliates, all of which has been paid as of December 31, 1995. In addition, an Affiliate of the General Partner performed property maintenance on the Partnership's investment properties and was reimbursed (as set forth under terms of the Partnership
Agreement) for direct costs. Such costs of $1,862 and $2,935 for the years ended December 31, 1994 and 1993, respectively, are included in property operating expenses to Affiliates, all of which has been paid. No such costs were incurred for the year ended December 31, 1995.

In connection with the sale of The Wholesale Club on January 8, 1991, the Partnership recorded $132,000 of sales commission payable to an Affiliate of the General Partner. Such commission has been deferred until the Limited Partners receive their Original Capital plus a return as specified in the Partnership Agreement. Due to the terms and the nature of the sales commission payable to the Affiliate, it is not practicable for the Partnership to estimate the fair value of such amount.

Through the Partnership's participation in an insurance program, claims from the Partnership's properties, as well as properties owned by other limited partnerships syndicated by Affiliates, were managed through a loss reserve trust. In June 1995, this program was terminated. The Partnership paid $428 and $599 to the loss reserve trust for K mart for the years ended December 31, 1995 and 1994, respectively.


(4) Investments in Property

Scandinavian Health Spa, Inc., Broadview Heights, Ohio

On October 19, 1988, the Partnership took title to this property which an Affiliate of the General Partner purchased on behalf of the Partnership from an unaffiliated third party for $2,760,000. The property consists of a 26,040 net rentable square-foot, two-story masonry building including a pool, whirlpool, two saunas, suspended running track, two racquet ball courts, extensive locker room areas, a nursery and offices. The total cost of this property to the Partnership was $3,016,527, which includes acquisition fees of $241,500 and acquisition costs of $15,027. The lease expires in December 2004 and the tenant has the option to extend the lease for two additional five-year periods. The tenant has leased 100% of the rentable space on a triple-net basis for a current monthly amount of $29,925.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


Colonial Manor Living Center, LaGrange, Illinois

On June 7, 1989, the Partnership took title to this property which an Affiliate of the General Partner purchased on behalf of the Partnership from an unaffiliated third party for $6,787,232. The property consists of a 107,867 square-foot nursing care facility located in LaGrange, Illinois. The total cost of this property to the Partnership was $7,521,881, which includes acquisition fees of $601,675 and acquisition costs of $132,974. The center is currently
100% leased to Elite Care Corporation. The lease is a triple-net lease and expires January 2001. The tenant has the right to extend the lease for an additional ten-year term. The rent per annum is $850,586 and adjusts annually. In 1992, the current operator of this facility negotiated with a new operator to sublease the facility. The General Partner approved the transaction with no significant changes to the terms of the lease.

K mart Retail Store, Chandler, Arizona

On December 29, 1989, the Partnership took title to this property which an Affiliate of the General Partner purchased on behalf of the Partnership from an unaffiliated third party for $4,568,000. The property consists of an 84,146 square-foot retail building. The total cost of this property to the Partnership was $5,072,473, which includes acquisition fees of $406,862 and related acquisition costs of $97,611. The tenant has a lease for 100% of the rentable space on a net basis and is responsible for payment of the real estate taxes, insurance and all utilities. The Partnership will be responsible for maintenance of the structure and the parking lot. The lease requires a base rent of $452,000 per annum and additional rent equal to 1% of gross sales in excess of $14,000,000. The lease expires in July 2013 and the tenant has the option to extend the lease for four additional five-year periods.

Water Tower Market Plaza Shopping Center, Palatine, Illinois

On December 31, 1990, the Partnership took title to this property from an unaffiliated third party for $2,000,000. The property consists of two buildings aggregating 52,475 square feet. One of the buildings is a food store and the other is a multi-tenant building containing twelve commercial units. The total cost of this property to the Partnership was $2,186,383, which includes acquisition fees of $180,645 and related acquisition costs of $5,738. The property is 89% leased on a net basis with the tenants responsible for their portion of real estate taxes and common area maintenance. The Partnership is responsible for its share of real estate taxes and common area maintenance plus the maintenance of the structures and the parking lot. The anchor tenant, Eagle Food Store, had a lease through May 1997 with an annual rent of $78,600. The current tenants in the 12-unit building have leases ranging from one to five years at an average monthly rent of $1,445. On January 21, 1994, the anchor tenant at the shopping center, Eagle Foods, closed its store. On February 4, 1994, with the approval of the General Partner, Eagle Foods assigned its lease to Certified Grocers Midwest, Inc. ("Certified"). Certified occupied the store from March 1, 1994 until August 1995. Certified is currently improving the space for Euro-Fresh Markets ("Euro-Fresh"), which is anticipated to occupy the space in April 1996. Under the original lease, as well as the assignment of the lease, Eagle Foods has guaranteed payments until November 1998.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


Cost and accumulated depreciation of the above properties are summarized as follows:

                                                1995           1994
                                            -----------     ----------
    Health and Racquet Club:
         Cost.............................. $ 3,016,527      3,016,527
         Less accumulated depreciation.....     523,422        451,225
                                            -----------     ----------
                                              2,493,105      2,565,302
                                            -----------     ----------
    Retail Store:
         Cost..............................   5,072,473      5,072,473
         Less accumulated depreciation.....     639,163        534,095
                                            -----------     ----------
                                              4,433,310      4,538,378
                                            -----------     ----------
    Nursing Home:
         Cost..............................   7,521,881      7,521,881
         Less accumulated depreciation.....   1,352,563      1,147,110
                                            -----------     ----------
                                              6,169,318      6,374,771
                                            -----------     ----------
    Shopping Center:
         Cost..............................   2,201,453      2,201,453
         Less accumulated depreciation.....     239,543        190,674
                                            -----------     ----------
                                              1,961,910      2,010,779
                                            -----------     ----------
         Total............................. $15,057,643     15,489,230
                                            ===========     ==========

(5) Operating Leases

Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the straight-line basis. The accompanying financial statements include a decrease of $1,878, and increases of $12,901 and $27,651 in 1995, 1994 and 1993, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $381,568 and $383,446 in related deferred rent receivable as of December 31, 1995 and 1994, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


Minimum lease payments to be received in the future from operating leases are as follows:

         1996.......................................... $ 1,859,667
         1997..........................................   1,823,838
         1998..........................................   1,803,917
         1999..........................................   1,754,643
         2000..........................................   1,760,349
         Thereafter....................................   7,132,603
                                                        -----------
         Total......................................... $16,135,017
                                                        ===========

Pursuant to the lease agreements, tenants of Water Tower Market Plaza Shopping Center are required to reimburse the Partnership for their prorata share of the real estate taxes and operating expenses of the property. Such amounts are included in additional rental income.

The Partnership currently has significant net operating leases with Elite Care Corporation ("Elite"), K mart Corporation ("K mart") and Scandinavian Health Spa, Inc. ("SHS"). Revenues from the Elite lease for the Colonial Manor Nursing Home, the K mart lease for the K mart store and the SHS lease for the Scandinavian Health Spa represents approximately 41%, 22% and 17%, respectively, of the Partnership's income as of December 31, 1995.


(6) Legal Proceedings

On March 10, 1995, the Partnership settled a claim with regards to the reorganization plan of Adventist Living Centers, Inc. ("ALC"), a former tenant of the Partnership's nursing home. The Partnership received $81,082 from ALC in connection with their lease termination agreement. The Partnership paid $36,941 as its portion of the settlement but received $5,906 from its share of a co-defendant's contribution.


(7) Subsequent Events

During January 1996, the Partnership paid a distribution of $140,426 to the Limited Partners.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)
                                 Schedule III
                   Real Estate and Accumulated Depreciation
                               December 31, 1995

                              Initial cost
                             to Partnership                             Gross amount at which carried
                                   (A)               Costs                   at end of period (B)
                        ------------------------  capitalized  -------------------------------------------------
                                      Buildings    subsequent              Buildings                Accumulated
                                        and           to                      and         Total     Depreciation
                           Land     improvements  acquisition    Land     improvements     (C)           (D)
                        ----------  ------------  -----------  ---------  ------------  ----------  ------------
Health & Racquet Club:
  Scandinavian Health
   Spa, Inc.
  Broadview Hts., OH    $  850,609    2,165,039         879      850,609    2,165,918    3,016,527      523,422

Nursing Home Facility:
  Colonial Manor
  LaGrange, IL             416,390    7,105,491           -      416,390    7,105,491    7,521,881    1,352,563

Retail Store:
  K mart
  Chandler, AZ           1,920,439    3,152,034           -    1,920,439    3,152,034    5,072,473      639,163

Shopping Center:
  Water Tower Market
   Plaza
  Palatine, IL             810,711    1,375,672      15,070      810,711    1,390,742    2,201,453      239,543
                        ----------   ----------      ------    ---------   ----------   ----------    ---------
    Totals              $3,998,149   13,798,236      15,949    3,998,149   13,814,185   17,812,334    2,754,691
                        ==========   ==========      ======    =========   ==========   ==========    =========
- - ----------------------------------------------------------------------------------------------------------------

                                                    Life on which
                                                     depreciation
                                                 in latest statement
                           Date         Date        of Operations
                        Constructed   Acquired       is computed
                        -----------  ----------  -------------------
Health & Racquet Club:
  Scandinavian Health
   Spa, Inc.
  Broadview Hts., OH        1984     10/19/1988        30 years

Nursing Home Facility:
  Colonial Manor
  LaGrange, IL              1924     06/07/1989        40 years

Retail Store:
  K mart
  Chandler, AZ              1986     12/29/1989        30 years

Shopping Center:
  Water Tower Market
   Plaza
  Palatine, IL              1973     12/31/1990        30 years
- - --------------------------------------------------------------------

Notes:
  (A) The initial cost to the Partnership represents the original purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
  (B) The aggregate cost of real estate owned at December 31, 1995 for Federal income tax purposes was approximately $17,812,334, unaudited.
  (C) Reconciliation of real estate owned:

                                            1995         1994        1993
                                         -----------  ----------  ----------
         Balance at beginning of year..  $17,812,334  17,812,334  17,809,714
         Additions.....................         -           -          2,620
         Sales.........................         -           -           -
                                         -----------  ----------  ----------
         Balance at end of year........  $17,812,334  17,812,334  17,812,334
                                         ===========  ==========  ==========

  (D) Reconciliation of accumulated depreciation:

         Balance at beginning of year..  $ 2,323,104   1,891,517   1,460,191
         Depreciation expense..........      431,587     431,587     431,326
                                         -----------  ----------  ----------
         Balance at end of year........  $ 2,754,691   2,323,104   1,891,517
                                         ===========  ==========  ==========

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosures during 1995.



                                   PART III


Item 10.  Directors and Executive Officers of the Registrant

The General Partner of the Partnership, Inland Real Estate Investment Corporation, was organized in 1984 for the purpose of acting as general partner of limited partnerships formed to acquire, own and operate real properties. The General Partner is a wholly-owned subsidiary of The Inland Group, Inc. In 1990, Inland Real Estate Investment Corporation became the replacement General Partner for an additional 301 privately-owned real estate limited partnerships syndicated by Affiliates. The General Partner has responsibility for all aspects of the Partnership's operations. The relationship of the General Partner to its Affiliates is described under the caption "Conflicts of Interest" at pages 11 to 13 of the Prospectus, a copy of which description is hereby incorporated herein by reference.


Officers and Directors

The officers, directors, and key employees of The Inland Group, Inc. and its Affiliates ("Inland") that are likely to provide services to the Partnership are as follows:


                               Functional Title
  Daniel L. Goodwin....... Chairman and Chief Executive Officer
  Robert H. Baum.......... Executive Vice President-General Counsel
  G. Joseph Cosenza....... Senior Vice President-Acquisitions
  Robert D. Parks......... Senior Vice President-Investments
  Norbert J. Treonis...... Senior Vice President-Property Management
  Catherine L. Lynch...... Treasurer
  Paul J. Wheeler......... Vice President-Personal Financial Services Group
  Roberta S. Matlin....... Assistant Vice President-Investments
  Mark Zalatoris.......... Assistant Vice President-Due Diligence
  Patricia A. Challenger.. Vice President-Asset Management
  Cynthia M. Hassett...... Assistant Vice President-Partnership Accounting
  Venton J. Carlston...... Assistant Controller


    DANIEL L. GOODWIN (age 52) is Chairman of the Board of Directors of The Inland Group, Inc., a billion-dollar real estate and financial organization located in Oak Brook, Illinois. Among Inland's subsidiaries is the largest property management firm in Illinois and one of the largest commercial real estate and mortgage banking firms in the Midwest.

Mr. Goodwin has served as Director of the Avenue Bank of Oak Park and as a Director of the Continental Bank of Oakbrook Terrace. He was also Chairman of the Bank Holding Company of American National Bank of DuPage. Currently he is the President of Inland Mortgage Investment Corporation.

Mr. Goodwin has been in the housing industry for more than 25 years, and has demonstrated a lifelong interest in housing-related issues. He is a licensed real estate broker and a member of the National Association of Realtors. He has developed thousands of housing units in the Midwest, New England, Florida, and the Southwest. He is also the author of a nationally recognized reference book for the management of residential properties.

Mr. Goodwin serves on the Board of the Illinois State Affordable Housing Trust Fund for the past 6 years. He is an advisor for the Office of Housing
Coordination Services of the State  of  Illinois,  and  a member of the Seniors
Housing Committee of the National Multi-Housing Council. Recently, Governor Edgar appointed him Chairman of the Housing Production Committee for the Illinois State Affordable Housing Conference. He also served as a member of the Cook County Commissioner's Economic Housing Development Committee, and he was the Chairman of the DuPage County Affordable Housing Task Force. The 1992 Catholic Charities Award was presented to Mr. Goodwin for his work in addressing affordable housing needs. The City of Hope designated him as the 1980's Man of the Year for the Illinois construction industry. In 1989, the Chicago Metropolitan Coalition on Aging presented Mr. Goodwin with an award in recognition of his efforts in making housing more affordable to Chicago's Senior Citizens. On May 4, 1995, PADS, Inc. (Public Action to Deliver Shelter) presented Mr. Goodwin with an award, recognizing The Inland Group as the leading corporate provider of transitional housing for the homeless people of DuPage County.

Mr. Goodwin is a product of Chicago-area schools, and obtained his Bachelor's and Master's Degrees from Illinois Universities. Following graduation, he taught for five years in Chicago Public Schools. His commitment to education has continued through his work with the Better Boys Foundation's Pilot
Elementary School in Chicago, and the development of the Inland Vocational Training Center for the Handicapped located at Little City in Palatine,
Illinois. He personally established an endowment which funds a perpetual scholarship program for inner-city disadvantaged youth. In 1990 he received the Northeastern Illinois University President's Meritorious Service Award. Mr. Goodwin holds a Master's Degree in Education from Northern Illinois University, and in 1986, he was awarded an Honorary Doctorate from Northeastern Illinois University College of Education. He served as a member of the Board of Governors of Illinois State Colleges and Universities, and he is currently a trustee of Illinois Benedictine College. He was elected Chairman of Northeastern Illinois University Board of Trustees in January 1996.

Mr. Goodwin served as a member of Governor Jim Edgar's Transition Team. In 1988 he received the Outstanding Business Leader Award from the Oak Brook Jaycees. He also serves as the Chairman of the Illinois Speaker of the House of Representatives Club, and has been the General Chairman of the National Football League Players Association Mackey Awards for the benefit of inner-city youth. In March 1994, he won the Excellence in Business Award from the DuPage Area Association of Business and Industry. Additionally, he was honored by Little Friends on May 17, 1995 for rescuing their Parent-Handicapped Infant Program when they lost their lease last year, and on June 9, he received the 1995 March of Dimes Birth Defects Foundation Life Achievement Award.

    ROBERT H. BAUM (age 52) has been with Inland since 1968 and is one of the four original principals. Mr. Baum is Vice Chairman and Executive Vice President-General Counsel of The Inland Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group, Inc. and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with all outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American Corporation Counsel Association, as well as a member of several bar associations. Mr. Baum has been admitted to practice before the Supreme Courts of the United States and the State of Illinois, as well as the bars of several federal courts of appeals and federal district courts. He received his B.S. Degree from the University of Wisconsin and his J.D. Degree from Northwestern University School of Law. Mr. Baum has served as a director of American National Bank of DuPage and is a member of the Governing Council of Wellness House, a charitable organization that provides emotional support for cancer patients and their families.

    G. JOSEPH COSENZA (age 52) joined Inland in 1968. Mr. Cosenza, is a director, Vice Chairman and Chief Executive Officer of the Inland Group Inc. Mr. Cosenza oversees, coordinates and directs Inland's many enterprises and, in addition, immediately supervises a staff of five persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods. Mr. Cosenza received his B.A. degree from Northeastern Illinois University and his M.S. degree from Northern Illinois University. From 1967 to 1968, Mr. Cosenza taught at the LaGrange School District in Hodgkins, and from 1968 to 1972, he served as Assistant Principal and teacher in the Wheeling School District. He has been a licensed real estate broker since 1968 and an active member of various national and local real estate associations, including the National Association of Realtors and the Urban Land Institute. Mr. Cosenza has also been Chairman of the Board of American National Bank of DuPage and part owner of American National Bank of DuPage and Burbank State Bank, and has served on the Board of Directors of Continental Bank of Oakbrook Terrace.

    ROBERT D. PARKS (age 52) joined Inland in 1968. He is Director of The Inland Group, Inc. and is President, Chairman and Chief Executive Officer of Inland Real Estate Investment Corporation and is Director of Inland Securities Corporation. Mr. Parks is responsible for the ongoing administration of existing partnerships, corporate budgeting and administration for Inland Real Estate Investment Corporation. He oversees and coordinates the marketing of all limited partnership interests nationwide and has overall responsibility for the portfolio management of all partnership investments and investor relations. Mr. Parks received his B.A. degree from Northeastern Illinois University and M.A. degree from the University of Chicago. He is a registered Direct Participation Program Principal with the National Association of Securities Dealers, Inc., and a licensed real estate broker. He is a member of the Real Estate Investment Association and a member of NAREIT.

    NORBERT J. TREONIS (age 45) joined Inland in 1975 and is currently a director of The Inland Group, Inc. and Chairman and Chief Executive Officer of Inland Property Management Group, Inc. He serves on the board of directors of all Inland subsidiaries involved in property management and construction, including Mid-America Property Management Corporation, Inland Commercial Property Management, Inc., Community Property Management, Inc. and Metropolitan Construction Services, Inc. Mr. Treonis is responsible for the overall management and leasing of all Inland apartment units. In addition, he is Executive Vice President of Inland Real Estate Acquisitions, Inc. and has been involved in the acquisition of thousands of apartment units. Mr. Treonis is a licensed real estate broker and has served as a board member of American National Bank of DuPage, the National Apartment Association, The Chicagoland Apartment Association and The Apartment Building Owners and Managers Association of Illinois.

    CATHERINE L. LYNCH (age 37) joined Inland in 1989 and is the Treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the Corporate Accounting Department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG Peat Marwick since 1980. She received her B.S. degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

    PAUL J. WHEELER (age 43) joined Inland in 1982 and is currently the President of Inland Property Sales, Inc. and President of Inland Securities Corporation, Inland's broker/dealer. Mr. Wheeler received his B.A. degree in Economics from DePauw University and an M.B.A. in Finance/Accounting from
Northwestern University. Mr. Wheeler is a Certified Public Accountant, a licensed real estate broker and is registered with the National Association of Securities Dealers, Inc. as a General Securities Principal. For three years prior to joining Inland, Mr. Wheeler was Vice President/Finance at the real estate brokerage firm of Quinlan & Tyson, Inc.

    ROBERTA S. MATLIN (age 51) joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President-Investments. Prior to that, Ms. Matlin spent 11 years with the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. As Senior Vice President-Investments, she directs the day-to-day internal operations of the General Partner. Ms. Matlin received her B.A. degree from the University of Illinois. She is registered with the National Association of Securities Dealers, Inc. as a General Securities Principal.

    MARK ZALATORIS (age 38) joined Inland in 1985 and currently serves as Vice President of Inland Real Estate Investment Corporation. His responsibilities include the coordination of due diligence activities by selling broker/dealers and is also involved with limited partnership asset management including the mortgage funds.  Mr.  Zalatoris  is  a  graduate  of the University of Illinois where he received a Bachelors degree in Finance and a Masters degree in Accounting and Taxation. He is a Certified Public Accountant and holds a General Securities License with Inland Securities Corporation.

    PATRICIA A. CHALLENGER (age 43) joined Inland in 1985. Ms. Challenger serves as Senior Vice President of Inland Real Estate Investment Corporation in the area of Asset Management. As head of the Asset Management Department, she develops operating and disposition strategies for all investment-owned properties. Ms. Challenger received her bachelor's degree from George
Washington University and her master's from Virginia Tech University. Ms. Challenger was selected and served from 1980-1984 as Presidential Management Intern, where she was part of a special government-wide task force to eliminate waste, fraud and abuse in government contracting and also served as Senior Contract Specialist responsible for capital improvements in 109 government properties. Ms. Challenger is a licensed real estate salesperson, NASD registered securities sales representative and is a member of the Urban Land Institute.

    CYNTHIA M. HASSETT (age 37) joined Inland in 1983 and is a Vice President of Inland Real Estate Investment Corporation. Ms. Hassett is responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Hassett was on the audit staff of Altschuler, Melvoin and Glasser since 1980. She received her B.S. degree in Accounting from Illinois State University. Ms. Hassett is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

    VENTON J. CARLSTON (age 38) joined Inland in 1985 and is the Assistant Controller of Inland Real Estate Investment Corporation where he supervises the corporate bookkeeping staff and is responsible for financial statement preparation and budgeting for Inland Real Estate Investment Corporation and its subsidiaries. Prior to joining Inland, Mr. Carlston was a partnership accountant with JMB Realty. He received his B.S. degree in Accounting from Southern Illinois University. Mr. Carlston is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. He is registered with the National Association of Securities Dealers, Inc. as a Financial Operations Principal.

Item 11.  Executive Compensation

The General Partner is entitled to receive a share of cash distributions when a Preferential Return of 10% of Cash Available for Distribution has been made to the Limited Partners, and a share of profits or losses as described under the caption "Cash Distributions" at page 42 and "Allocation of Profits and Losses" at pages 41 and 42 of the Prospectus, and at pages A-6 to A-10 of the Partnership Agreement, included as an exhibit to the Prospectus, which is incorporated herein by reference. Reference is also made to Note 2 of the Notes to Financial Statements (Item 8 of this Annual Report) for a description of such distributions and allocations for 1995.

The Partnership is permitted to engage in various transactions involving Affiliates of the General Partner of the Partnership, as described under the captions "Compensation and Fees" at pages 7-9 and "Conflicts of Interest" at pages 9-11 of the Prospectus, and at pages A-12 through A-20 of the Partnership Agreement, included as an exhibit to the Prospectus, which is incorporated herein by reference. The relationship of the General Partner (and its directors and officers) to its Affiliates is set forth above in Item 10.

The General Partner of the Partnership and its Affiliates may be reimbursed for their expenses or out-of-pocket expenses relating to administration of the Partnership and salaries and direct expenses of employees of the General Partner and its Affiliates for the administration of the Partnership. Such costs for 1995 were $54,492, of which $7,398 was unpaid as of December 31, 1995.

During 1995, Affiliates of the General Partner earned $31,068 in management fees in connection with managing the Partnership's properties, all of which is paid as of December 31, 1995.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Units of the Partnership.

(b) The officers and directors of the General Partner of the Partnership own as a group the following Units of the Partnership:

                                 Amount and Nature
                                  of Beneficial           Percent
    Title of Class                  Ownership            of Class
    --------------               -----------------     --------------
    Limited Partnership          58.76 Units directly  Less than 1/2%
     Units

    No officer or director of the General Partner of the Partnership possesses a right to acquire beneficial ownership of Units of the Partnership.

    All of the outstanding shares of the General Partner of the Partnership are owned by an Affiliate or its officers and directors as set forth above in
    Item 10.

(c) There exists no arrangement, known to the Partnership, the operation of which may, at a subsequent date, result in a change in control of the Partnership.


Item 13. Certain Relationships and Related Transactions

There were no significant transactions or business relationships with the General Partner, Affiliates or their management other than those described in Items 10 and 11 above. Reference is made to Note 3 of the Notes to Financial Statements (Item 8 of this Annual Report) for information regarding related party transactions.

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The Financial Statements listed in the index at page 12 of this Annual Report are filed as part of this Annual Report.

(b) Exhibits. The following documents are filed as part of this Report:

    3 Amended and Restated Agreement of Limited Partnership, and Certificate of Limited Partnership included as Exhibits A and B of the Prospectus dated August 4, 1988, as supplemented, are incorporated herein by reference thereto.

    4 Form of Certificate of Ownership representing interests in the registrant filed as Exhibit 4 to Registration Statement on Form S-11, File No. 33-22513, is incorporated herein by reference thereto.

    28 Prospectus dated August 4, 1988, as supplemented, included in Post-effective Amendment No. 2 to Form S-11 Registration Statement, File No. 33-22513, is incorporated herein by reference thereto.

(c) Financial Statement Schedules.

    Financial statement schedules for the years ended December 31, 1995, 1994 and 1993 are submitted herewith:

                                                                     Page
                                                                     ----
    Real Estate and Accumulated Depreciation, (Schedule III)........  26

    All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(d) Reports on Form 8-K.

    None.


No Annual Report or proxy material for the year 1995 has been sent to the Partners of the Partnership. An Annual Report will be sent to the Partners subsequent to this filing and the Partnership will furnish copies of such report to the Commission when it is sent to the Partners.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            INLAND MONTHLY INCOME FUND II, L.P.
                            Inland Real Estate Investment Corporation
                            General Partner



                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 28, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                            By: Inland Real Estate Investment Corporation General Partner



                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 28, 1996



                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: March 28, 1996



                            By:   Cynthia M. Hassett
                                  Principal Financial Officer
                                  and Principal Accounting Officer
                            Date: March 28, 1996



                            By:   Daniel L. Goodwin
                                  Director
                            Date: March 28, 1996



                            By:   Robert H. Baum
                                  Director
                            Date: March 28, 1996