Form 10-Q
period 1996-03-31
INLAND MONTHLY INCOME FUND II L P
filed 1996-05-14
CIK 835322

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

                For the Quarterly Period Ended March 31, 1996

                                     or

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

 For the transition period from____________________to___________________


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


                                   N/A
               ----------------------------------------------
               (Former name, former address and former fiscal
                     year, if changed since last report)


 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                     ___    ___

                                   PART I


 Item 1.  Financial Statements



                     INLAND MONTHLY INCOME FUND II, L.P.
                           (a limited partnership)

                               Balance Sheets

                    March 31, 1996 and December 31, 1995
                                 (unaudited)


                                   Assets


                                                         1996         1995
                                                         ----         ----
 Current assets:
   Cash and cash equivalents (Note 1).............. $   877,011       981,562
   Accounts and rents receivable...................     184,788       159,975
   Current portion of deferred rent receivable
     (Note 2)......................................       2,019         2,968
   Other assets....................................       2,010           670
                                                    ------------  ------------

     Total current assets..........................   1,065,828     1,145,175
                                                    ------------  ------------

 Investment properties (including acquisition fees
   paid to Affiliates of $1,430,682)(Notes 1 and 3):
     Land..........................................   3,998,149     3,998,149
     Buildings and improvements....................  13,814,185    13,814,185
                                                    ------------  ------------

                                                     17,812,334    17,812,334
       Less accumulated depreciation...............   2,862,588     2,754,691
                                                    ------------  ------------

     Net investment properties.....................  14,949,746    15,057,643
                                                    ------------  ------------

 Other assets:
   Deferred leasing fees to Affiliates (net of
     accumulated amortization of $93,250 and
     $88,728 at March 31, 1996 and December 31,
     1995, respectively)(Notes 1 and 3)............     134,482       139,004
   Deferred rent receivable, less current portion
     (Note 2)......................................     376,869       378,600
                                                    ------------  ------------
     Total other assets............................     511,351       517,604
                                                    ------------  ------------

 Total assets...................................... $16,526,925    16,720,422
                                                    ============  ============


                 See accompanying notes to financial statements.

                       INLAND MONTHLY INCOME FUND II, L.P.
                             (a limited partnership)

                                 Balance Sheets
                                   (continued)

                      March 31, 1996 and December 31, 1995
                                   (unaudited)


                        Liabilities and Partners' Capital

                                                         1996          1995
                                                         ----          ----
Current liabilities:
   Accounts payable................................ $    25,694         5,494
   Accrued real estate taxes.......................     141,555       180,025
   Distributions payable (Note 4)..................     140,044       140,426
   Due to Affiliates (Note 3)......................      14,744         7,398
   Deposits held for others........................     255,763       321,855
   Other current liabilities.......................      26,925        26,925
                                                    ------------  ------------

     Total current liabilities.....................     604,725       682,123

 Commission payable to Affiliate (Note 3)..........     132,000       132,000
                                                    ------------  ------------

 Total liabilities.................................     736,725       814,123
                                                    ------------  ------------

 Partners' capital (Notes 1, 3 and 4):
   General Partner:
     Capital contribution..........................         500           500
     Cumulative net income.........................      71,827        72,906
                                                    ------------  ------------

                                                         72,327        73,406
                                                    ------------  ------------
   Limited Partners:
     Units of $500. Authorized 80,000 Units,
       50,095.50 Units outstanding (net of
       offering costs of $3,148,734, of which
       $653,165 was paid to Affiliates)............  21,916,510    21,916,510
     Cumulative net income.........................  10,491,930    10,195,854
     Cumulative distributions...................... (16,690,567)  (16,279,471)
                                                    ------------  ------------

                                                     15,717,873    15,832,893
                                                    ------------  ------------

       Total Partners' capital.....................  15,790,200    15,906,229
                                                    ------------  ------------

 Total liabilities and Partners' capital........... $16,526,925    16,720,422
                                                    ============  ============

                 See accompanying notes to financial statements.

                       INLAND MONTHLY INCOME FUND II, L.P.
                             (a limited partnership)

                            Statements of Operations

               For the three months ended March 31, 1996 and 1995
                                   (unaudited)

                                                        1996          1995
                                                        ----          ----
Income:
   Rental income (Notes 1 and 2)................... $   475,358       478,523
   Additional rental income........................      38,649        38,530
   Interest income.................................       7,622         8,495
   Other income....................................        -               41
                                                    ------------  ------------

                                                        521,629       525,589
                                                    ------------  ------------
 Expenses:
   Professional services to Affiliates.............       3,467         6,329
   Professional services to non-affiliates.........      20,000        24,600
   General and administrative expenses to
     Affiliates....................................      11,965         9,917
   General and administrative expenses to
     non-affiliates................................       6,095         6,299
   Property operating expenses to Affiliates.......       7,104         8,303
   Property operating expenses to non-affiliates...      65,582        63,097
   Depreciation....................................     107,897       107,897
   Amortization....................................       4,522         4,523
                                                    ------------  ------------

                                                        226,632       230,965
                                                    ------------  ------------

 Net income........................................ $   294,997       294,624
                                                    ============  ============

 Net income (loss) allocated to:
   General Partner.................................      (1,079)       (1,079)
   Limited Partners................................     296,076       295,703
                                                    ------------  ------------

 Net income........................................ $   294,997       294,624
                                                    ============  ============

 Net loss allocated to the one General Partner Unit $    (1,079)       (1,079)
                                                    ============  ============
 Net income allocated to Limited Partners per
   weighted average Limited Partnership Units of
   50,095.50....................................... $      5.91          5.90
                                                    ============  ============

                 See accompanying notes to financial statements.

                       INLAND MONTHLY INCOME FUND II, L.P.
                             (a limited partnership)

                            Statements of Cash Flows

               For the three months ended March 31, 1996 and 1995
                                   (unaudited)


                                                         1996          1995
                                                         ----          ----
Cash flows from operating activities:
   Net income...................................... $   294,997       294,624
   Adjustments to reconcile net income to
       net cash provided by operating activities:
     Depreciation..................................     107,897       107,897
     Amortization..................................       4,522         4,523
     Deferred rent receivable......................       2,680        (6,023)
     Changes in assets and liabilities:
       Accounts and rents receivable...............     (24,813)       14,163
       Other assets................................      (1,340)       (2,210)
       Accounts payable............................      20,200       (15,639)
       Accrued real estate taxes...................     (38,470)      (36,796)
       Due to Affiliates...........................       7,346        13,813
       Other current liabilities...................        -          (25,000)
                                                    ------------  ------------

 Net cash provided by operating activities.........     373,019       349,352
                                                    ------------  ------------

 Cash flows from financing activities:
   Deposits held for others........................     (66,092)      (79,774)
   Cash distributions..............................    (411,478)     (407,693)
                                                    ------------  ------------

 Net cash used in financing activities.............    (477,570)     (487,467)
                                                    ------------  ------------

 Net decrease in cash and cash equivalents.........    (104,551)     (138,115)
 Cash and cash equivalents at beginning of period..     981,562     1,043,893
                                                    ------------  ------------

 Cash and cash equivalents at end of period........ $   877,011       905,778
                                                    ============  ============

                 See accompanying notes to financial statements.

                       INLAND MONTHLY INCOME FUND II, L.P.
                             (a limited partnership)

                          Notes to Financial Statements

                                 March 31, 1996
                                   (unaudited)


 Readers of this Quarterly Report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1995, which are included in the Partnership's 1995 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.


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

 The Partnership's policy is to reduce the cost basis of investment properties, including deferred leasing fees and deferred rent receivable, to its estimated net realizable value when the investment properties are judged to have suffered an impairment in value that is other than temporary. Estimated net realizable value is measured by the recoverability of the Partnership's investment through expected future cash flows on an undiscounted basis. Net realizable value is inherently subjective and is based on management's best estimate of current conditions and assumptions about expected future conditions, including lease-up periods, rental rates, interest rates and capitalization rates. As of March 31, 1996, no reduction to the cost basis of the investment properties has been recorded as the estimated net realizable value of the investment properties exceeds their cost basis.

                       INLAND MONTHLY INCOME FUND II, L.P.
                             (a limited partnership)

                          Notes to Financial Statements
                                   (continued)

                                 March 31, 1996
                                   (unaudited)


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

 The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. For the periods ended March 31, 1996 and December 31, 1995, included in cash and cash equivalents is approximately $244,000 and $311,000, respectively, held in an unrestricted escrow account for the payment of real estate taxes for Colonial Manor Living Center. The carrying amount of cash, cash equivalents and distribution payable approximates fair value because of the short maturity of those instruments.

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

                       INLAND MONTHLY INCOME FUND II, L.P.
                             (a limited partnership)

                          Notes to Financial Statements
                                   (continued)

                                 March 31, 1996
                                   (unaudited)


 (2) Deferred Rent Receivable

 Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the straight-line basis. The accompanying financial statements include a decrease of $2,680 and an increase of $6,023 for the three months ended March 31, 1996 and 1995, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $378,888 and $381,568 in related accounts receivable as of March 31, 1996 and December 31, 1995, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made.


 (3) Transactions with Affiliates

 The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $14,744 and $7,398 was unpaid as of March 31, 1996 and December 31, 1995, respectively.

 An Affiliate of the General Partner earned Property Management Fees of $7,104 and $8,303 for the three months ended March 31, 1996 and 1995, respectively, in connection with managing the Partnership's properties. Such fees are included in property operating expenses to Affiliates, all of which has been paid as of March 31, 1996.

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


 (4)  Subsequent Events

 During April 1996, the Partnership paid a distribution of $140,044 to the Limited Partners.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


 Liquidity and Capital Resources

 On August 4, 1988, the Partnership commenced an Offering of 50,000 (subject to increase to 80,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 4, 1990, with total sales of 50,647.14 Units at $500 per Unit, resulting in gross offering proceeds of $25,323,569, not including the General Partner's contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Partnership has acquired five properties utilizing $21,224,542 of capital proceeds collected. On January 8, 1991, the Partnership sold one of its properties, The Wholesale Club. As of March 31, 1995, cumulative distributions to Limited Partners totaled $16,279,471, of which $4,395,565 represents proceeds from the sale of The Wholesale Club and $11,883,906 represents distributable cash flow from the properties. The Partnership has repurchased 551.64 Units for $260,285 from various Limited Partners through the Unit Repurchase Program. There are no funds remaining for the repurchase of Units through this program.

 As of March 31, 1996, the Partnership had cash and cash equivalents of $877,011, which includes approximately $244,000 held in an unrestricted escrow account for the payment of real estate taxes for Colonial Manor Living Center. The Partnership intends to use such remaining funds for distributions and for working capital requirements.

 The properties owned by the Partnership are generating cash flow in excess of the 8% annualized distributions to the Limited Partners (paid monthly), in addition to covering all the operating expenses of the Partnership. In 1995, the Partnership distributed a total of $50,000 in addition to the 8% annualized return to the Limited Partners from 1994 excess cash flow. In May 1996, the Partnership distributed $50,000 in addition to the 8% annualized return to the Limited Partners from 1995 excess cash flow. To the extent that these sources are insufficient to meet the Partnership's needs, the Partnership may rely on advances from Affiliates of the General Partner, other short-term financing, or may sell a property.

 During August 1995, Certified Grocers Midwest, Inc. ("Certified") vacated the anchor store of Water Tower Market Plaza in Palatine, Illinois. Eagle Foods had assigned the lease on February 4, 1994 to Certified, which occupied the store since March 1, 1994. Certified is currently performing approximately $500,000 in renovation of the space for Euro-Fresh Markets ("Euro-Fresh"), which is anticipated to occupy the space in May 1996. Under the original lease, as well as the assignment of the lease, Eagle Foods has guaranteed payments until November 1998. At March 31, 1996, there were two additional vacant units totaling 4,625 square feet at Water Tower Market Plaza. Subsequent to March 31, 1996, the Partnership executed a lease totaling 2,125 square feet of this space. Currently, Water Tower Market Plaza has a 95% financial occupancy rate.

 Results of Operations

 At March 31, 1996, the Partnership owns four operating properties. Two out of the Partnership's four operating properties, Scandinavian Health Spa and Colonial Manor Living Center, are leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant. The leases of the other two properties owned by the Partnership, K mart and Water Tower Market Plaza, provide that the Partnership be responsible for maintenance of the structure and the parking lot and the tenants are required to reimburse the Partnership for portions of insurance, real estate taxes and common area maintenance. The Partnership sold one of its properties, The Wholesale Club, on January 8, 1991.

 Interest income decreased for the three months ended March 31, 1996, as compared to three months ended March 31, 1995, due to a decrease in interest rates.

 Professional services to Affiliates decreased for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, due to a decrease in in-house legal and accounting services required by the Partnership. Professional services to non-affiliates decreased for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, due to a decrease in outside legal and accounting fees.

 General and administrative expenses to Affiliates increased for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, due to increases in postage and data processing expenses.

 Property operating expenses to Affiliates decreased for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, due to a decrease in property management fees incurred.

 The following is a list of approximate occupancy levels for the Partnership's investment properties as of the end of each quarter during 1995 and 1996:


                                     1995                        1996
                            -----------------------     -----------------------
                             at    at    at    at        at    at    at    at
         Properties         3/31  6/30  9/30  12/31     3/31  6/30  9/30  12/31
         ----------         ----  ----  ----  -----     ----  ----  ----  -----
 Scandinavian Health Spa    100%  100%  100%  100%      100%
   Broadview Heights, Ohio

 Colonial Manor             100%  100%  100%  100%      100%
   LaGrange, Illinois

 K mart                     100%  100%  100%  100%      100%
   Chandler, Arizona

 Water Tower Market Plaza    91%   89%   89%*  89%*      91%*
   Palatine, Illinois

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



                             INLAND MONTHLY INCOME FUND II, L.P.

                             By: Inland Real Estate Investment Corporation General Partner


                                   /S/ ROBERT D. PARKS
                             By:   Robert D. Parks
                                   Chairman
                             Date: May 13, 1996


                                   /S/ CYNTHIA M. HASSETT
                             By:   Cynthia M. Hassett
                                   Principal Financial Officer and
                                   Principal Accounting Officer
                             Date: May 13, 1996