Form 10-Q
period 1996-06-30
INLAND MONTHLY INCOME FUND II L P
filed 1996-08-12
CIK 835322

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

               For the Quarterly Period Ended June 30, 1996

                                    or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                    to
                               ------------------    -------------------

                         Commission File #0-17593


                   Inland Monthly Income Fund II, L.P.
          (Exact name of registrant as specified in its charter)



         Delaware                                     #36-3587209
  (State or other jurisdiction      (I.R.S. Employer Identification Number)
of incorporation or organization)



       2901 Butterfield Road, Oak Brook, Illinois         60521
        (Address of principal executive office)         (Zip Code)


    Registrant's telephone number, including area code:  630-218-8000


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

                              Balance Sheets

                    June 30, 1996 and December 31, 1995
                                (unaudited)


                                  Assets
                                  ------

                                                        1996         1995
                                                        -----        ----
Current assets:
  Cash and cash equivalents (Note 1).............. $   981,706       981,562
  Accounts and rents receivable...................     141,413       159,975
  Current portion of deferred rent receivable
    (Note 2)......................................       1,665         2,968
  Other assets....................................       1,386           670
                                                   -----------    ----------
    Total current assets..........................   1,126,170     1,145,175
                                                   -----------    ----------

Investment properties (including acquisition fees
  paid to Affiliates of $1,430,682)(Notes 1 and 3):
    Land..........................................   3,998,149     3,998,149
    Buildings and improvements....................  13,814,185    13,814,185
                                                   -----------    ----------

                                                    17,812,334    17,812,334
      Less accumulated depreciation...............   2,970,485     2,754,691
                                                   -----------    ----------

    Net investment properties.....................  14,841,849    15,057,643
                                                   -----------    ----------

Other assets:
  Deferred leasing fees to Affiliates (net of
    accumulated amortization of $97,774 and
    $88,728 at June 30, 1996 and December 31, 1995,
    respectively) (Notes 1 and 3).................     129,958       139,004
  Deferred rent receivable, less current portion
    (Note 2)......................................     376,691       378,600
                                                   -----------    ----------

    Total other assets............................     506,649       517,604
                                                   -----------    ----------
Total assets...................................... $16,474,668    16,720,422
                                                   ===========    ==========

                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                      June 30, 1996 and December 31, 1995
                                  (unaudited)


                       Liabilities and Partners' Capital
                       ---------------------------------


                                                        1996          1995
                                                        ----          ----
Current liabilities:
  Accounts payable................................ $    11,804         5,494
  Accrued real estate taxes.......................     188,811       180,025
  Distributions payable (Note 4)..................     135,525       140,426
  Due to Affiliates (Note 3)......................       1,287         7,398
  Deposits held for others........................     338,886       321,855
  Other current liabilities.......................      26,925        26,925
                                                   -----------   -----------

    Total current liabilities.....................     703,238       682,123

Commission payable to Affiliates (Note 3).........     132,000       132,000
                                                   -----------   -----------

Total liabilities.................................     835,238       814,123
                                                   -----------   -----------

Partners' capital (Notes 1, 3 and 4):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................      70,748        72,906
                                                   -----------   -----------
                                                        71,248        73,406
                                                   -----------   -----------
   Limited Partners:
    Units of $500. Authorized 80,000 Units,
      50,095.50 Units outstanding (net of
      offering costs of $3,148,734, of which
      $653,165 was paid to Affiliates)............  21,916,510    21,916,510
    Cumulative net income.........................  10,803,334    10,195,854
    Cumulative distributions...................... (17,151,662)  (16,279,471)
                                                   -----------   -----------

                                                    15,568,182    15,832,893
                                                   -----------   -----------

      Total Partners' capital.....................  15,639,430    15,906,299
                                                   -----------   -----------
Total liabilities and Partners' capital........... $16,474,668    16,720,422
                                                   ===========   ===========






                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations

           For the three and six months ended June 30, 1996 and 1995
                                  (unaudited)

                                         Three months           Six months
                                            ended                 ended
                                           June 30,              June 30,
                                           --------              --------
                                       1996       1995       1996       1995
                                       ----       ----       ----       ----
Income:
  Rental income (Notes 1 and 2).... $ 476,476    479,151    951,834    957,674
  Additional rental income.........    40,758     36,015     79,407     74,545
  Interest income..................     8,059      8,374     15,681     16,869
  Other income.....................      -         1,739       -         1,780
                                    ---------    -------  ---------  ---------
                                      525,293    525,279  1,046,922  1,050,868
                                    ---------    -------  ---------  ---------
Expenses:
  Professional services to
    Affiliates.....................     3,008      4,304      6,475     10,633
  Professional services to
    non-affiliates.................     3,665       -        23,665     24,550
  General and administrative
    expenses to Affiliates.........     4,098      8,873     16,063     18,790
  General and administrative
    expenses to non-affiliates.....     4,981      3,304     11,076      9,653
  Property operating expenses to
    Affiliates.....................     8,564      7,135     15,668     15,438
  Property operating expenses to
    non-affiliates.................    78,231     64,475    143,813    127,572
  Depreciation.....................   107,897    107,896    215,794    215,793
  Amortization.....................     4,524      4,523      9,046      9,046
                                    ---------    -------  ---------  ---------
                                      214,968    200,510    441,600    431,475
                                    ---------    -------  ---------  ---------
Net income......................... $ 310,325    324,769    605,322    619,393
                                    =========    =======  =========  =========
Net income (loss) allocated to:
  General Partner..................    (1,079)    (1,079)    (2,158)    (2,158)
  Limited Partners.................   311,404    325,848    607,480    621,551
                                    ---------    -------  ---------  ---------

Net income......................... $ 310,325    324,769    605,322    619,393
                                    =========    =======  =========  =========
Net loss allocated to the one
  General Partner Unit............. $  (1,079)    (1,079)    (2,158)    (2,158)
                                    =========    =======  =========  =========
Net income allocated to Limited
  Partners per weighted average
  Limited Partnership Units of
  50,095.50........................ $    6.22       6.50      12.13      12.41
                                    =========    =======  =========  =========



                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

                  For six months ended June 30, 1996 and 1995
                                  (unaudited)

                                                      1996           1995
                                                      ----           ----
Cash flows from operating activities:
  Net income......................................  $ 605,322       619,393
  Adjustments to reconcile net income to
      net cash provided by operating activities:
    Depreciation..................................    215,794       215,793
    Amortization..................................      9,046         9,046
    Deferred rent receivable......................      3,212       (11,118)
    Changes in assets and liabilities:
      Accounts and rents receivable...............     18,562         1,917
      Other assets................................       (716)       (1,802)
      Accounts payable............................      6,310       (21,086)
      Accrued real estate taxes...................      8,786         8,405
      Due to Affiliates...........................     (6,111)          707
      Other current liabilities...................       -          (25,000)
                                                    ---------     ---------
Net cash provided by operating activities.........    860,205       796,255
                                                    ---------     ---------

Cash flows from financing activities:
  Deposits held for others........................     17,031       (15,104)
  Cash distributions..............................   (877,092)     (874,446)
                                                    ---------     ---------

Net cash used in financing activities.............   (860,061)     (889,550)
                                                    ---------     ---------
Net increase (decrease) in cash and
  cash equivalents................................        144       (93,295)
Cash and cash equivalents at beginning of period..    981,562     1,043,893
                                                    ---------     ---------
Cash and cash equivalents at end of period........  $ 981,706       950,598
                                                    =========     =========





                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                 June 30, 1996
                                  (unaudited)


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

The Partnership's policy is to reduce the cost basis of investment properties, including deferred leasing fees and deferred rent receivable, to its estimated net realizable value when the investment properties are judged to have suffered an impairment in value that is other than temporary. Estimated net realizable value is measured by the recoverability of the Partnership's investment through expected future cash flows on an undiscounted basis. Net realizable value is inherently subjective and is based on management's best estimate of current conditions and assumptions about expected future conditions, including lease-up periods, rental rates, interest rates and capitalization rates. As of June 30, 1996, no reduction to the cost basis of the investment properties has been recorded as the estimated net realizable value of the investment properties exceeds their cost basis.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1996
                                  (unaudited)



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

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. For the periods ended June 30, 1996 and December 31, 1995, included in cash and cash equivalents is approximately $328,000 and $311,000, respectively, held in an unrestricted escrow account for the payment of real estate taxes for Colonial Manor Living Center. The carrying amount of cash, cash equivalents and distribution payable approximates fair value because of the short maturity of those instruments.

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

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1996
                                  (unaudited)



(2) Deferred Rent Receivable

Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the straight-line basis. The accompanying financial statements include a decrease of $3,212 and an increase of $11,118 for the six months ended June 30, 1996 and 1995, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $378,356 and $381,568 in related accounts receivable as of June 30, 1996 and December 31, 1995, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made.


(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $1,287 and $7,398 was unpaid as of June 30, 1996 and December 31, 1995, respectively.

An Affiliate of the General Partner earned Property Management Fees of $15,668 and $15,438 for the six months ended June 30, 1996 and 1995, respectively, in connection with managing the Partnership's properties. Such fees are included in property operating expenses to Affiliates, all of which has been paid as of June 30, 1996.

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


(4)  Subsequent Events

During July 1996, the Partnership paid a distribution of $135,525 to the Limited Partners.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

On August 4, 1988, the Partnership commenced an Offering of 50,000 (subject to increase to 80,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 4, 1990, with total sales of 50,647.14 Units at $500 per Unit, resulting in gross offering proceeds of $25,323,569, not including the General Partner's contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Partnership has acquired five properties utilizing $21,224,542 of capital proceeds collected. On January 8, 1991, the Partnership sold one of its properties, The Wholesale Club. As of June 30, 1995, cumulative distributions to Limited Partners totaled $17,151,662, of which $4,395,565 represents proceeds from the sale of The Wholesale Club and $12,756,097 represents distributable cash flow from the properties. The Partnership has repurchased 551.64 Units for $260,285 from various Limited Partners through the Unit Repurchase Program. There are no funds remaining for the repurchase of Units through this program.

As of June 30, 1996, the Partnership had cash and cash equivalents of $981,706, which includes approximately $328,000 held in an unrestricted escrow account for the payment of real estate taxes for Colonial Manor Living Center. The Partnership intends to use such remaining funds for distributions and for working capital requirements.

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

During May 1996, Euro-Fresh Markets ("Euro-Fresh") began its occupancy of the anchor store of Water Tower Market Plaza in Palatine, Illinois and the shopping center has been renamed Euro-Fresh Market Plaza. Eagle Foods had assigned the lease on February 4, 1994 to Certified Grocers Midwest, Inc. ("Certified") who vacated in August 1995. Under the original lease, as well as the assignment of the lease, Eagle Foods has guaranteed payments until November 1998. At June 30, 1996, there were three vacant spaces totaling 5,870 square feet, of which 2,125 square feet was leased with occupancy expected in the third quarter of 1996 after tenant improvements are completed. Currently, Euro-Fresh Market Plaza has an 89% financial occupancy rate.

Results of Operations

At June 30, 1996, the Partnership owns four operating properties. Two out of the Partnership's four operating properties, Scandinavian Health Spa and Colonial Manor Living Center, are leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant. The leases of the other two properties owned by the Partnership, K mart and Euro-Fresh Market Plaza, provide that the Partnership be responsible for maintenance of the structure and the parking lot and the tenants are required to reimburse the Partnership for portions of insurance, real estate taxes and common area maintenance. The Partnership sold one of its properties, The Wholesale Club, on January 8, 1991.

Interest income decreased for the three and six months ended June 30, 1996, as compared to three and six months ended June 30, 1995, due to a decrease in interest rates.

Professional services to Affiliates decreased for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995, due to a decrease in in-house legal and accounting services required by the Partnership.

General and administrative expenses to Affiliates decreased for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995, due to decreases in postage, marketing and data processing expenses. General and administrative expenses to non-affiliates increased for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995, due to increases in printing, filing fees and state taxes.

Property operating expenses to non-affiliates increased for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995, due to the increase in operating expenses at Euro-Fresh Market Plaza. Such expenses include repair and maintenance, marketing and real estate taxes.

The following is a list of approximate occupancy levels for the Partnership's investment properties as of the end of each quarter during 1995 and 1996:

                                    1995                        1996
                           -----------------------     -----------------------
                            at    at    at    at        at    at    at    at
        Properties         3/31  6/30  9/30  12/31     3/31  6/30  9/30  12/31
        ----------         ----  ----  ----  -----     ----  ----  ----  -----
Scandinavian Health Spa    100%  100%  100%  100%      100%  100%
  Broadview Heights, Ohio

Colonial Manor             100%  100%  100%  100%      100%  100%
  LaGrange, Illinois

K mart                     100%  100%  100%  100%      100%  100%
  Chandler, Arizona

Euro-Fresh Market Plaza
  (formerly known as Water
  Tower Market Plaza)       91%   89%   89%*  89%*      91%*  89%
  Palatine, Illinois



* Certified Grocers Midwest, Inc. vacated Water Tower Market Plaza in August 1995. Certified occupied 29,317 square feet, or approximately 56%, of the shopping center. This occupancy reflects the payment of guaranteed rental income received under the original lease to Eagle Foods.






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



                            INLAND MONTHLY INCOME FUND II, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: August 12, 1996


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: August 12, 1996


                                  /S/ CYNTHIA M. HASSETT

                            By:   Cynthia M. Hassett
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: August 12, 1996