Form 10-Q
period 1996-09-30
INLAND MONTHLY INCOME FUND II L P
filed 1996-11-13
CIK 835322

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

             For the Quarterly Period Ended September 30, 1996

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


                                 N/A
              (Former name, former address and former fiscal
                    year, if changed since last report)


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

                              Balance Sheets

                 September 30, 1996 and December 31, 1995
                                (unaudited)


                                  Assets
                                  ------

                                                        1996         1995
                                                        ----         ----
Current assets:
  Cash and cash equivalents (Note 1).............. $   867,760       981,562
  Accounts and rents receivable...................     121,472       159,975
  Current portion of deferred rent receivable
    (Note 2)......................................       1,516         2,968
  Other assets....................................       1,249           670
                                                   ------------  ------------
    Total current assets..........................     991,997     1,145,175
                                                   ------------  ------------
Investment properties (including acquisition fees
  paid to Affiliates of $1,430,682)(Note 1):
    Land..........................................   3,998,149     3,998,149
    Buildings and improvements....................  13,814,185    13,814,185
                                                   ------------  ------------
                                                    17,812,334    17,812,334
      Less accumulated depreciation...............   3,078,381     2,754,691
                                                   ------------  ------------
    Net investment properties.....................  14,733,953    15,057,643
                                                   ------------  ------------
Other assets:
  Deferred leasing fees to Affiliates (net of
    accumulated amortization of $102,297 and
    $88,728 at September 30, 1996 and December 31,
    1995, respectively) (Note 1)..................     125,435       139,004
  Deferred rent receivable, less current portion
    (Note 2)......................................     375,379       378,600
                                                   ------------  ------------
    Total other assets............................     500,814       517,604
                                                   ------------  ------------
Total assets...................................... $16,226,764    16,720,422
                                                   ============  ============




                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                   September 30, 1996 and December 31, 1995
                                  (unaudited)


                       Liabilities and Partners' Capital
                       ---------------------------------

                                                        1996          1995
                                                        ----          ----
Current liabilities:
  Accounts payable................................ $    14,425         5,494
  Accrued real estate taxes.......................     137,974       180,025
  Distributions payable (Note 4)..................     135,525       140,426
  Due to Affiliates (Note 3)......................         402         7,398
  Deposits held for others........................     237,534       321,855
  Other current liabilities.......................      26,925        26,925
                                                   ------------  ------------
    Total current liabilities.....................     552,785       682,123

Commission payable to Affiliates (Note 3).........     132,000       132,000
                                                   ------------  ------------
Total liabilities.................................     684,785       814,123
                                                   ------------  ------------
Partners' capital (Notes 1 and 4):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................      69,669        72,906
                                                   ------------  ------------
                                                        70,169        73,406
                                                   ------------  ------------
  Limited Partners:
    Units of $500. Authorized 80,000 Units,
      50,095.50 Units outstanding (net of
      offering costs of $3,148,734, of which
      $653,165 was paid to Affiliates)............  21,916,510    21,916,510
    Cumulative net income.........................  11,122,575    10,195,854
    Cumulative distributions...................... (17,567,275)  (16,279,471)
                                                   ------------  ------------
                                                    15,471,810    15,832,893
                                                   ------------  ------------
      Total Partners' capital.....................  15,541,979    15,906,299
                                                   ------------  ------------
Total liabilities and Partners' capital........... $16,226,764    16,720,422
                                                   ============  ============






                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations

        For the three and nine months ended September 30, 1996 and 1995
                                  (unaudited)

                                         Three months           Nine months
                                            ended                 ended
                                         September 30,         September 30,
                                         -------------         -------------
                                        1996      1995        1996       1995
                                        ----      ----        ----       ----
Income:
  Rental income (Notes 1 and 2).... $ 475,680    479,401  1,427,514  1,437,075
  Additional rental income.........    37,057     36,725    116,464    111,341
  Interest income..................     8,397      8,369     24,078     25,238
  Other income.....................      -          -          -         1,709
                                    ---------- ---------- ---------- ----------
                                      521,134    524,495  1,568,056  1,575,363
                                    ---------- ---------- ---------- ----------
Expenses:
  Professional services to
    Affiliates.....................     3,076      4,620      9,551     15,253
  Professional services to
    non-affiliates.................      -          -        23,665     24,550
  General and administrative
    expenses to Affiliates.........     8,436      7,972     24,499     26,762
  General and administrative
    expenses to non-affiliates.....     2,223      1,951     13,299     11,604
  Property operating expenses to
    Affiliates.....................     8,494      6,956     24,162     22,394
  Property operating expenses to
    non-affiliates.................    68,324     57,814    212,137    185,386
  Depreciation.....................   107,896    107,897    323,690    323,690
  Amortization.....................     4,523      4,524     13,569     13,570
                                    ---------- ---------- ---------- ----------
                                      202,972    191,734    644,572    623,209
                                    ---------- ---------- ---------- ----------
Net income......................... $ 318,162    332,761    923,484    952,154
                                    ========== ========== ========== ==========

Net income (loss) allocated to:
  General Partner..................    (1,079)    (1,079)    (3,237)    (3,237)
  Limited Partners.................   319,241    333,840    926,721    955,391
                                    ---------- ---------- ---------- ----------
Net income......................... $ 318,162    332,761    923,484    952,154
                                    ========== ========== ========== ==========

Net loss allocated to the one
  General Partner Unit............. $  (1,079)    (1,079)    (3,237)    (3,237)
                                    ========== ========== ========== ==========
Net income allocated to Limited
  Partners per weighted average
  Limited Partnership Units of
  50,095.50........................ $    6.37       6.66      18.50      19.07
                                    ========== ========== ========== ==========

                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

               For nine months ended September 30, 1996 and 1995
                                  (unaudited)



                                                        1996          1995
                                                        ----          ----
Cash flows from operating activities:
  Net income...................................... $   923,484       952,154
  Adjustments to reconcile net income to
      net cash provided by operating activities:
    Depreciation..................................     323,690       323,690
    Amortization..................................      13,569        13,570
    Deferred rent receivable......................       4,673       (16,439)
    Changes in assets and liabilities:
      Accounts and rents receivable...............      38,503       (22,540)
      Other assets................................        (579)       (1,775)
      Accounts payable............................       8,931       (29,448)
      Accrued real estate taxes...................     (42,051)       52,279
      Due to Affiliates...........................      (6,996)        2,254
      Other current liabilities...................        -          (25,000)
                                                   ------------  ------------
Net cash provided by operating activities.........   1,263,224     1,248,745
                                                   ------------  ------------
Cash flows from financing activities:
  Deposits held for others........................     (84,321)       50,156
  Cash distributions..............................  (1,292,705)   (1,291,129)
                                                   ------------  ------------
Net cash used in financing activities.............  (1,377,026)   (1,240,973)
                                                   ------------  ------------
Net increase (decrease) in cash
  and cash equivalents............................    (113,802)        7,772
Cash and cash equivalents at beginning of period..     981,562     1,043,893
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $   867,760     1,051,665
                                                   ============  ============















                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                              September 30, 1996
                                  (unaudited)


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

The Partnership's policy is to reduce the cost basis of investment properties, including deferred leasing fees and deferred rent receivable, to its estimated net realizable value when the investment properties are judged to have suffered an impairment in value that is other than temporary. Estimated net realizable value is measured by the recoverability of the Partnership's investment through expected future cash flows on an undiscounted basis. Net realizable value is inherently subjective and is based on management's best estimate of current conditions and assumptions about expected future conditions, including lease-up periods, rental rates, interest rates and capitalization rates. As of September 30, 1996, no reduction to the cost basis of the investment properties has been recorded as the estimated net realizable value of the investment properties exceeds their cost basis.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1996
                                  (unaudited)



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

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. For the periods ended September 30, 1996 and December 31, 1995, included in cash and cash equivalents is approximately $227,000 and $311,000, respectively, held in an unrestricted escrow account for the payment of real estate taxes for Colonial Manor Living Center. The carrying amount of cash, cash equivalents and distribution payable approximates fair value because of the short maturity of those instruments.

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

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1996
                                  (unaudited)



(2) Deferred Rent Receivable

Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the straight-line basis. The accompanying financial statements include a decrease of $4,673 and an increase of $16,439 for the nine months ended September 30, 1996 and 1995, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $376,895 and $381,568 in related accounts receivable as of September 30, 1996 and December 31, 1995, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made.


(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $402 and $7,398 was unpaid as of September 30, 1996 and December 31, 1995, respectively.

An Affiliate of the General Partner earned Property Management Fees of $24,162 and $22,394 for the nine months ended September 30, 1996 and 1995, respectively, in connection with managing the Partnership's properties. Such fees are included in property operating expenses to Affiliates, all of which has been paid as of September 30, 1996.

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


(4)  Subsequent Events

During October 1996, the Partnership paid a distribution of $135,525 to the Limited Partners.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

On August 4, 1988, the Partnership commenced an Offering of 50,000 (subject to increase to 80,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 4, 1990, with total sales of 50,647.14 Units at $500 per Unit, resulting in gross offering proceeds of $25,323,569, not including the General Partner's contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Partnership has acquired five properties utilizing $21,224,542 of capital proceeds collected. On January 8, 1991, the Partnership sold one of its properties, The Wholesale Club. As of September 30, 1996, cumulative distributions to Limited Partners totaled $17,567,275, of which $4,395,565 represents proceeds from the sale of The Wholesale Club and $13,171,710 represents distributable cash flow from the properties. The Partnership has repurchased 551.64 Units for $260,285 from various Limited Partners through the Unit Repurchase Program. There are no funds remaining for the repurchase of Units through this program.

As of September 30, 1996, the Partnership had cash and cash equivalents of $867,760, which includes approximately $227,000 held in an unrestricted escrow account for the payment of real estate taxes for Colonial Manor Living Center. The Partnership intends to use such remaining funds for distributions and for working capital requirements.

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

During May 1996, Euro-Fresh Market ("Euro-Fresh") began its occupancy of the anchor store of Water Tower Market Plaza in Palatine, Illinois and the shopping center has been renamed Euro-Fresh Market Plaza. Eagle Foods had assigned the lease on February 4, 1994 to Certified Grocers Midwest, Inc. ("Certified") who vacated in August 1995. Under the original lease, as well as the assignment of the lease, Eagle Foods has guaranteed payments until November 1998. At September 30, 1996, there were two vacant spaces totaling 3,745 square feet, of which 1,245 square feet was leased with an expected commencement date of November 1, 1996.

Results of Operations

At September 30, 1996, the Partnership owns four operating properties. Two of the Partnership's four operating properties, Scandinavian Health Spa and Colonial Manor Living Center, are leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant. The leases of the other two properties owned by the Partnership, K mart and Euro-Fresh Market Plaza, provide that the Partnership be responsible for maintenance of the structure and the parking lot and the tenants are required to reimburse the Partnership for portions of insurance, real estate taxes and common area maintenance. The Partnership sold one of its properties, The Wholesale Club, on January 8, 1991.

Professional services to Affiliates decreased for the three and nine months ended September 30, 1996, as compared to the three and nine months ended September 30, 1995, due to a decrease in legal and accounting services required by the Partnership.

General and administrative expenses to Affiliates decreased for the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995, due to decreases in marketing and data processing expenses. General and administrative expenses to non-affiliates increased for the three and nine months ended September 30, 1996, as compared to the three and nine months ended September 30, 1995, due to increases in filing fees and state taxes.

Property operating expenses to non-affiliates increased for the three and nine months ended September 30, 1996, as compared to the three and nine months ended September 30, 1995, due to the increase in operating expenses at Euro-Fresh Market Plaza. Such expenses include repair and maintenance and marketing expenses. This increase was partially offset by decreases in common area maintenance, painting and real estate taxes.

The following is a list of approximate occupancy levels for the Partnership's investment properties as of the end of each quarter during 1995 and 1996:


                           ______ _ 1995_______       ______  __1996______  _
                            at    at    at    at        at    at    at    at
        Properties         3/31  6/30  9/30  12/31     3/31  6/30  9/30  12/31

Scandinavian Health Spa    100%  100%  100%  100%      100%  100%  100%
  Broadview Heights, Ohio

Colonial Manor             100%  100%  100%  100%      100%  100%  100%
  LaGrange, Illinois

K mart                     100%  100%  100%  100%      100%  100%  100%
  Chandler, Arizona

Euro-Fresh Market Plaza
  (formerly known as Water
  Tower Market Plaza)       91%   89%   89%*  89%*      91%*  89%   93%
  Palatine, Illinois

* Certified Grocers Midwest, Inc. vacated Water Tower Market Plaza in August 1995. Certified occupied 29,317 square feet, or approximately 56%, of the shopping center. This occupancy reflects the payment of guaranteed rental income received under the original lease to Eagle Foods.




                          PART II - Other Information

Items 1 through 5 are omitted because of the absence of conditions under which they are required.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:

         (27) Financial Data Schedule

     (b) Reports on Form 8-K:

         None

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            INLAND MONTHLY INCOME FUND II, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: November 13, 1996


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: November 13, 1996


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: November 13, 1996