Form 10-K405
period 1996-12-31
INLAND MONTHLY INCOME FUND II L P
filed 1997-03-27
CIK 835322

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                  For The Fiscal Year Ended December 31, 1996

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

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                               TABLE OF CONTENTS


                                    Part I                                 Page
                                    ------                                 ----
  Item  1. Business......................................................   3

  Item  2. Properties....................................................   4

  Item  3. Legal Proceedings.............................................   7

  Item  4. Submission of Matters to a Vote of Security Holders...........   7


                                    Part II
                                    -------
  Item  5. Market for the Partnership's Limited Partnership
            Units and Related Security Holder Matters....................   7

  Item  6. Selected Financial Data.......................................   8

  Item  7. Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................   9

  Item  8. Financial Statements and Supplementary Data...................  12

  Item  9. Changes in and Disagreements with Independent Auditors on
            Accounting and Financial Disclosure..........................  27


                                   Part III
                                   --------
  Item 10. Directors and Executive Officers of the Registrant............  27

  Item 11. Executive Compensation........................................  32

  Item 12. Security Ownership of Certain Beneficial Owners and
            Management...................................................  33

  Item 13. Certain Relationships and Related Transactions................  33


                                    Part IV
                                    -------
  Item 14. Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K..........................................  34

  SIGNATURES.............................................................  35

                                    PART I

Item 1. Business

The Registrant, Inland Monthly Income Fund II, L.P. (the "Partnership"), was formed on June 20, 1988 pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in improved residential, retail, industrial and other income producing properties. On August 4, 1988, the Partnership commenced an Offering of 50,000 Limited Partnership Units (subject to an increase of up to 30,000 additional Units) pursuant to a Registration under the Securities Act of 1933. The Offering terminated on August 4, 1990, with total sales of 50,647.14 Units at $500 per Unit, resulting in gross offering proceeds of $25,323,569, not including the General Partner's contribution of $500. All of the holders of these Units were admitted to the Partnership. Inland Real Estate Investment Corporation is the General Partner. The Partnership acquired five properties utilizing $21,224,542 of capital proceeds collected. On January 8, 1991, the Partnership sold one of its properties, The Wholesale Club. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. The Partnership repurchased 551.64 Units for $260,285 from various Limited Partners through the Unit Repurchase Program. There are no funds remaining for the repurchase of Units through this program.

The Partnership is engaged in the business of real estate investment. A presentation of information about industry segments would not be material to an understanding of the Partnership's business taken as a whole.

The  Partnership  acquired  fee  ownership   of  the  following  real  property
investments:

     Property and Location            Square Feet          Date of Purchase
-------------------------------   ------------------   ---------------------
Scandinavian Health Spa                  26,040               10/19/88
Health & Racquet Club
Broadview Heights, Ohio

Wholesale Club                          103,000               12/06/88
Commercial Warehouse                                    (sold 01/08/91)
Fort Wayne, Indiana

Colonial Manor                          107,867               06/07/89
Nursing Home Facility
LaGrange, Illinois

K mart                                   84,146               12/29/89
Retail Store
Chandler, Arizona

Euro-Fresh Market Plaza                  52,475               12/31/90
(f/k/a Water Tower Market Plaza)
Shopping Center
Palatine, Illinois

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

The Partnership currently has significant net operating leases with Elite Care Corporation ("Elite"), K mart Corporation ("K mart") and Scandinavian Health Spa, Inc. ("SHS"). Revenues from the Elite lease for the Colonial Manor Nursing Home, the K mart lease for the K mart store and the SHS lease for the Scandinavian Health Spa represents approximately 41%, 21% and 17%, respectively, of the Partnership's income as of December 31, 1996.

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

The Partnership had no employees during 1996.

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

The following is a list of approximate occupancy levels for the Partnership's investment properties as of the end of each of the last five years:

  Properties                   1996      1995      1994      1993      1992
  ----------                   ----      ----      ----      ----      ----
Scandinavian Health Spa        100%      100%      100%      100%      100%
  Health & Racquet Club
  Broadview Heights, Ohio

Colonial Manor                 100%      100%      100%      100%      100%
  Nursing Home Facility
  LaGrange, Illinois

K mart                         100%      100%      100%      100%      100%
  Retail Store
  Chandler, Arizona

Euro-Fresh Market Plaza         95%       89%*      89%       97%       97%
(f/k/a Water Tower Market
 Plaza)
  Shopping Center
  Palatine, Illinois

* Certified Grocers Midwest, Inc. vacated Water Tower Market Plaza in August 1995. Certified occupied 29,317 square feet, or approximately 56%, of the shopping center. This occupancy reflects the payment of guaranteed rental income received under the original lease. (See Liquidity and Capital Resources.)



The following is a list of average effective annual rents per square foot for the Partnership's investment properties for each of the last five years:

  Properties                   1996      1995      1994      1993      1992
  ----------                   ----      ----      ----      ----      ----
Scandinavian Health Spa      $ 13.79     13.79     12.54     12.54     12.54
  Health & Racquet Club
  Broadview Heights, Ohio

Colonial Manor                  8.00      8.00      8.00      8.00      8.00
  Nursing Home Facility
  LaGrange, Illinois

K mart                          5.37      5.37      5.37      5.37      5.37
  Retail Store
  Chandler, Arizona

Euro-Fresh Market Plaza         4.66      4.18      4.92      5.71      5.67
(f/k/a Water Tower Market
 Plaza)
  Shopping Center
  Palatine, Illinois

The following tables set forth certain information with  respect  to  the  amount and expiration of leases for the Partnership's investment properties:
                                       Square
                                        Feet                           Renewal           Current        Rent Per
             Lessee                    Leased      Lease Ends          Options         Annual Rent     Square Foot
             ------                   --------   --------------      -----------       -----------     -----------
Scandinavian Health Spa,                26,040      12/2004           2/5 years         $359,094         $13.79
    Inc.

Elite Care Corporation                 107,867       1/2001           1/10 years         868,552           8.05

K Mart Corporation                      84,146       7/2013           4/5 years          452,000           5.37

Euro-Fresh Market Plaza:
(f/k/a Water Tower Market Plaza)
    Certified Grocers                   29,317      11/1998             None              78,600           2.68
    Yes! Wear                            1,246      Monthly             None              17,120          13.74
    Edelweiss Delicatessen               2,000      10/1997             None              15,380           7.69
    Land of Pets Pet Shop                4,000       3/1999           1/5 years           37,050           9.26
    Jackson Hewitt Tax Service           1,500      12/1999           2/5 years           12,569           8.38
    Lim's Dry Cleaners                   1,500      12/1997             None              18,072          12.05
    Ohlson World Travel Agency           2,000       3/1997             None              19,788           9.89
    Papa John's Pizza                    2,125       9/2001           2/5 years           17,127           8.06
    TLC Medical Center                   1,275      11/2003             None               8,925           7.00
    TLC Medical Center                   1,700       7/2003             None              12,197           7.17
    TLC Medical Center                   2,294      11/2003             None              19,683           8.58
    Phase II Resale Shop                 1,018       3/1997             None              10,686          10.50
    Vacant                               2,500

                                                     Approx.        Annual             Annual Base    % of Total    % of Annual
                                       Number    Gross Leasable      Base      Total    Rent Per         GLA         Base Rent
                              Year       of      Area ("GLA") of   Rent of    Annual   Sq. Ft Under   Represented   Represented
                             Ending    Leases    Expiring Leases   Expiring    Base     Expiring      By Expiring   By Expiring
        Property             Dec 31,  Expiring    (square feet)     Leases    Rent(1)    Leases         Leases        Leases
        --------             -------  --------   ---------------   --------   -------  ------------   -----------   -----------
Scandinavian Health Spa       1997-       -             -         $    -     $359,094  $      -             -             -
                              2003
                              2004        1           26,040        359,094   359,094       13.79         100%          100%

Colonial Manor Living Center  1997        -             -              -      888,151         -             -             -
                              1998        -             -              -      907,749         -             -             -
                              1999        -             -              -      927,348         -             -             -
                              2000        -             -              -      946,947         -             -             -
                              2001        1          107,867        970,139   970,139        8.99         100%          100%

K Mart                        1997-       -             -              -      452,000         -             -             -
                              2006

Euro-Fresh Market Plaza
(f/k/a Water Tower Market
 Plaza)                       1997        5            7,764         81,046   267,197       10.44       14.80%        30.33%
                              1998        1           29,317         78,600   190,803        2.68       55.87%        41.19%
                              1999        2            5,500         53,133   118,043        9.66       10.48%        45.01%
                              2000        -             -              -       66,355         -             -             -
                              2001        1            2,125         23,375    66,886       11.00        4.05%        34.95%
                              2002        -             -              -       43,511         -             -             -
                              2003        3            5,269         43,511    43,511        8.26       10.04%          100%

(1) No assumptions have been made regarding the releasing of expired leases.   It is the opinion of the General Partner that the
    space will be released at market prices.

Item 3. Legal Proceedings

The Partnership is not subject to any material pending legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during 1996.



                                    PART II


Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 1996, there were 2,172 holders of Units of the Partnership. There is no public market for Units nor is it anticipated that any public market for Units will develop. Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.

Although the Partnership had established a Unit Repurchase Program, there are no funds remaining for the repurchase of Units through this program.

Item 6.  Selected Financial Data


                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

       For the years ended December 31, 1996, 1995, 1994, 1993 and 1992

                 (not covered by Independent Auditors' Report)


                            1996       1995       1994       1993       1992
                            ----       ----       ----       ----       ----
Total assets........... $16,313,004 16,720,422 17,242,725 17,654,173 18,076,459
                        =========== ========== ========== ========== ==========

Total income........... $ 2,108,760  2,072,835  2,109,593  2,109,623  2,092,927
                        =========== ========== ========== ========== ==========


Net income............. $ 1,269,375  1,250,956  1,297,389  1,331,635  1,224,356
                        =========== ========== ========== ========== ==========

Net loss per the one
  General Partner Unit. $    (4,316)    (4,316)    (4,316)    (4,313)    (4,300)
                        =========== ========== ========== ========== ==========

Net income allocated per
  Limited Partnership
  Unit (b)............. $     25.43      25.06      25.98      26.67      24.53
                        =========== ========== ========== ========== ==========

Distributions to
  Limited Partners..... $ 1,703,419  1,703,356  1,756,765  1,734,389  1,653,417
                        =========== ========== ========== ========== ==========

Distributions per
  Limited Partnership
  Unit (b)............. $     34.00      34.00      35.07      34.62      33.01
                        =========== ========== ========== ========== ==========


(a) The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

(b) The net income and distributions per Unit data are based upon the weighted average number of Units outstanding of 50,095.50.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this annual report on Form 10-K constitute "forward-looking statements" within the meaning of the
Federal Private Securities  Litigation  Reform  Act  of  1995.   These forward-
looking statements involve known and unknown risks, uncertainties and other factors which may cause the Partnership's actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. These factors include, among other things, competition for tenants; federal, state, or local regulations; adverse changes in general economic or local conditions; uninsured losses; and potential conflicts of interest between the Partnership and its Affiliates, including the General Partner.

On August 4, 1988, the Partnership commenced an Offering of 50,000 (subject to increase to 80,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 4, 1990, with total sales of 50,647.14 Units at $500 per Unit, resulting in gross offering proceeds of $25,323,569, not including the General Partner's contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Partnership acquired five properties utilizing $21,224,542 of capital proceeds collected. On January 8, 1991, the Partnership sold one of its properties, The Wholesale Club. As of December 31, 1996, cumulative distributions to Limited Partners totaled $17,982,890, of which $4,395,565 represents proceeds from the sale of The Wholesale Club and $13,587,325 represents distributable cash flow from the properties. The Partnership repurchased 551.64 Units for $260,285 from various Limited Partners through the Unit Repurchase Program. There are no funds remaining for the repurchase of Units through this program.

As of December 31, 1996, the Partnership had cash and cash equivalents of $1,043,462 which includes approximately $327,800 held in an unrestricted escrow account for the payment of real estate taxes for Colonial Manor Living Center. The Partnership intends to use such remaining funds for distributions and for working capital requirements.

The properties owned by the Partnership are generating cash flow in excess of the 8% annualized distributions to the Limited Partners (paid monthly), in addition to covering all the operating expenses of the Partnership. As of December 31, 1996, the Partnership has made cumulative distributions of $253,868 in addition to the 8% annualized return to the Limited Partners from excess cash flow. To the extent that the cash flow from the properties is insufficient to meet the Partnership's needs, the Partnership may rely on advances from Affiliates of the General Partner, other short-term financing, or may sell one or more of the properties.

During May 1996, Euro-Fresh Market ("Euro-Fresh") began its occupancy of the anchor store of Water Tower Market Plaza in Palatine, Illinois and the shopping center has been renamed Euro-Fresh Market Plaza. Eagle Foods had assigned the lease on February 4, 1994 to Certified Grocers Midwest, Inc. ("Certified") who vacated in August 1995. Under the original lease, as well as the assignment of the lease, Eagle Foods has guaranteed payments until November 1998. As of December 31, 1996, there was one vacant space at Euro-Fresh Market Plaza for 2,500 square feet.

Results of Operations

At December 31, 1996, the Partnership owns four operating properties. Two of the Partnership's four operating properties, Scandinavian Health Spa and Colonial Manor Living Center, are leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant. The leases of the other two properties owned by the Partnership, K mart and Euro-Fresh Market Plaza (f/k/a Water Tower Market Plaza) provide that the Partnership be responsible for maintenance of the structure and the parking lot and the tenants are required to reimburse the Partnership for portions of insurance, real estate taxes and common area maintenance. The Partnership sold one of its properties, The Wholesale Club, on January 8, 1991.

Rental and additional income increased for the year ended December 31, 1996, as compared to the year ended December 31, 1995, due to two factors. Colonial Manor Living Center rental income increased due to an annual rental increase in February 1996. Additionally, Euro-Fresh Market Plaza (f/k/a Water Tower Market Plaza) rental income increased due to scheduled rental increases and an increase in occupancy. As of December 31, 1996, there was one vacant space at Euro-Fresh Market Plaza for 2,500 square feet. Rental and additional income had decreased for the year ended December 31, 1995, as compared to the year ended December 31, 1994, due to a decrease in rental income at Euro-Fresh Market Plaza. As of December 31, 1995, there were three spaces vacant totaling 5,900 square feet. This decrease was partially offset by scheduled rental increases at Colonial Manor Living Center and Scandinavian Health Spa.

Interest income increased for the years ended December 31, 1996 and 1995, as compared to the year ended December 31, 1994, due to increases in interest rates.

The other income recorded for the year ended December 31, 1994 is primarily a result of non-operating income relating to Euro-Fresh Market Plaza.

Professional services to Affiliates decreased for the years ended December 31, 1996 and 1995, as compared to the year ended December 31, 1994, due to decreases in legal and accounting services required by the Partnership.

General and administrative expenses to Affiliates decreased for the year ended December 31, 1996, as compared to the years ended December 31, 1995 and 1994, due to decreases in marketing and data processing expenses.

Property operating expenses to Affiliates decreased for the years ended December 31, 1996 and 1995, as compared to the year ended December 31, 1994, due to a decrease in property maintenance performed by an Affiliate on the Partnership's investment properties. Property operating expenses to non-
affiliates increased for the year ended December 31, 1996, as compared to the year ended December 31, 1995, due to an increase in operating expenses at Euro-Fresh Market Plaza. Such expenses include non-recurring repair and maintenance and marketing expenses. This increase was partially offset by decreases in common area maintenance and painting. Property operating expenses to non-affiliates increased for the year ended December 31, 1995, as compared to the year ended December 31, 1994, due to increases in common area maintenance, painting, marketing and real estate taxes at Euro-Fresh Market Plaza.

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

Both the K mart and Euro-Fresh Market Plaza (f/k/a Water Tower Market Plaza) properties are subject to net leases containing rental escalation clauses which take effect when specified sales volumes are achieved by the tenants. If inflation, over time, increases the prices of goods sold by these tenants, this may result in increased rental income for the Partnership. In addition to the grocery store which is its anchor tenant, Euro-Fresh Market Plaza also includes smaller commercial spaces which are subject to renewal under short-term leases. For these spaces, inflation is likely to increase rental income from leases to new tenants and lease renewals, subject to normal market conditions.

Item 8.  Financial Statements and Supplementary Data



                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)




                                     Index
                                     -----                                Page
                                                                          ----
Independent Auditors' Report.............................................  13

Financial Statements:

  Balance Sheets, December 31, 1996 and 1995.............................  14

  Statements of Operations, for the years ended
    December 31, 1996, 1995 and 1994.....................................  16

  Statements of Partners' Capital, for the years ended
    December 31, 1996, 1995 and 1994.....................................  17

  Statements of Cash Flows, for the years ended
    December 31, 1996, 1995 and 1994.....................................  18

  Notes to Financial Statements..........................................  19

Real Estate and Accumulated Depreciation (Schedule III)..................  26


Schedules not filed:

All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

INDEPENDENT AUDITORS' REPORT


To the Partners of
Inland Monthly Income Fund II, L.P.

We have audited the accompanying balance sheets of Inland Monthly Income Fund II, L.P. (a limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in item 14(c). These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Inland Monthly Income Fund II, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP



Chicago, Illinois
January 31, 1997

                     INLAND MONTHLY INCOME FUND II,  L.P.
                            (a limited partnership)

                                Balance Sheets

                          December 31, 1996 and 1995




                                    Assets
                                    ------

                                                       1996          1995
Current assets:                                        ----          ----
  Cash and cash equivalents (Note 1).............. $ 1,043,462       981,562
  Accounts and rents receivable...................     139,447       159,975
  Current portion of deferred rent
    receivable (Note 5)...........................       1,366         2,968
  Other assets....................................         493           670
                                                   ------------  ------------
    Total current assets..........................   1,184,768     1,145,175
                                                   ------------  ------------
Investment properties (including acquisition
  fees paid to Affiliates of $1,430,682)
  (Notes 1, 3 and 4):
  Land............................................   3,998,149     3,998,149
  Buildings and improvements......................  13,814,185    13,814,185
                                                   ------------  ------------
                                                    17,812,334    17,812,334
    Less accumulated depreciation.................   3,186,278     2,754,691
                                                   ------------  ------------
      Net investment properties...................  14,626,056    15,057,643
                                                   ------------  ------------
Other assets:
  Deferred leasing fees to Affiliates (net of
    accumulated amortization of $106,820 and
    $88,728 for 1996 and 1995, respectively)
    (Notes 1 and 3)...............................     120,912       139,004
  Deferred rent receivable, less current portion
    (Notes 1 and 5)...............................     381,268       378,600
                                                   ------------  ------------
      Total other assets..........................     502,180       517,604
                                                   ------------  ------------
Total assets...................................... $16,313,004    16,720,422
                                                   ============  ============









                See accompanying notes to financial statements.

                     INLAND MONTHLY INCOME FUND II,  L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                          December 31, 1996 and 1995



                       Liabilities and Partners' Capital
                       ---------------------------------
                                                       1996          1995
                                                       ----          ----
Current liabilities:
  Accounts payable................................ $    14,122         5,494
  Accrued real estate taxes.......................     183,965       180,025
  Distributions payable (Note 7)..................     140,045       140,426
  Due to Affiliates (Note 3)......................       2,925         7,398
  Deposits held for others........................     340,767       321,855
  Other current liabilities.......................      26,925        26,925
                                                   ------------  ------------
    Total current liabilities.....................     708,749       682,123

Commission payable to Affiliate (Note 3)..........     132,000       132,000
                                                   ------------  ------------
Total liabilities.................................     840,749       814,123
                                                   ------------  ------------
Partners' capital (Notes 1, 2 and 3):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................      68,590        72,906
                                                   ------------  ------------
                                                        69,090        73,406
  Limited Partners:                                ------------  ------------
    Units of $500. Authorized 80,000 Units,
      50,095.50 Units outstanding (net of offering
      costs of $3,148,734, of which $653,165
      was paid to Affiliates).....................  21,916,510    21,916,510
    Cumulative net income.........................  11,469,545    10,195,854
    Cumulative distributions...................... (17,982,890)  (16,279,471)
                                                   ------------  ------------
                                                    15,403,165    15,832,893
                                                   ------------  ------------
      Total Partners' capital.....................  15,472,255    15,906,299
                                                   ------------  ------------
Total liabilities and Partners' capital........... $16,313,004    16,720,422
                                                   ============  ============







                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations

             For the years ended December 31, 1996, 1995 and 1994


                                         1996          1995          1994
Income:                                  ----          ----          ----
  Rental income (Notes 1, 4 and 5).. $ 1,918,275     1,892,936     1,899,150
  Additional rental income..........     157,981       144,535       155,593
  Interest income...................      32,504        32,707        22,499
  Other income......................        -            2,657        32,351
                                     ------------  ------------  ------------
                                       2,108,760     2,072,835     2,109,593
Expenses:                            ------------  ------------  ------------
  Professional services to
    Affiliates......................      14,024        19,466        22,892
  Professional services to
    non-affiliates..................      25,541        24,550        25,626
  General and administrative
    expenses to Affiliates..........      30,024        35,026        36,549
  General and administrative
    expenses to non-affiliates......      13,781        13,641        13,493
  Property operating expenses
    to Affiliates...................      31,848        31,068        33,969
  Property operating expenses
    to non-affiliates...............     274,488       248,448       229,996
  Depreciation......................     431,587       431,587       431,587
  Amortization......................      18,092        18,093        18,092
                                     ------------  ------------  ------------
                                         839,385       821,879       812,204
                                     ------------  ------------  ------------
Net income.......................... $ 1,269,375     1,250,956     1,297,389
                                     ============  ============  ============
Net income (loss) allocated to
  (Note 2):
  General Partner................... $    (4,316)       (4,316)       (4,316)
  Limited Partners..................   1,273,691     1,255,272     1,301,705
                                     ------------  ------------  ------------
    Net income...................... $ 1,269,375     1,250,956     1,297,389
                                     ============  ============  ============
Net loss allocated to the
  one General Partner Unit.......... $    (4,316)       (4,316)       (4,316)
                                     ============  ============  ============
Net income allocated to Limited
  Partners per weighted average
  Limited Partnership Units of
  50,095.50......................... $     25.43         25.06         25.98
                                     ============  ============  ============




                See accompanying notes to financial statements.

                     INLAND MONTHLY INCOME FUND II,  L.P.
                            (a limited partnership)

                        Statements of Partners' Capital

             For the years ended December 31, 1996, 1995 and 1994



                                        General       Limited
                                        Partner       Partners       Total
                                      -----------   -----------   -----------
Balance January 1, 1994............. $    82,038    16,736,037    16,818,075

Net income (loss)...................      (4,316)    1,301,705     1,297,389
Distributions ($35.07 per weighted
  average of Limited Partnership
  Units of 50,095.50)...............        -       (1,756,765)   (1,756,765)
                                     ------------  ------------  ------------
Balance December 31, 1994...........      77,722    16,280,977    16,358,699

Net income (loss)...................      (4,316)    1,255,272     1,250,956
Distributions ($34.00 per weighted
  average of Limited Partnership
  Units of 50,095.50)...............        -       (1,703,356)   (1,703,356)
                                     ------------  ------------  ------------
Balance December 31, 1995...........      73,406    15,832,893    15,906,299

Net income (loss)...................      (4,316)    1,273,691     1,269,375
Distributions ($34.00 per weighted
  average of Limited Partnership
  Units of 50,095.50)...............        -       (1,703,419)   (1,703,419)
                                     ------------  ------------  ------------
Balance December 31, 1996........... $    69,090    15,403,165    15,472,255
                                     ============  ============  ============




















                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

             For the years ended December 31, 1996, 1995 and 1994



                                         1996          1995          1994
Cash flows from operating activities:    ----          ----          ----
  Net income........................ $ 1,269,375     1,250,956     1,297,389
  Adjustments to reconcile net
      income to net cash provided by
      operating activities:
    Depreciation....................     431,587       431,587       431,587
    Amortization....................      18,092        18,093        18,092
    Deferred rent receivable........      (1,066)        1,878       (12,901)
    Changes in assets and liabilities:
      Accounts and rents receivable.      20,528         8,730       (43,992)
      Other assets..................         177          (316)          (69)
      Accounts payable..............       8,628       (29,160)       30,914
      Accrued real estate taxes.....       3,940         7,831         9,055
      Due to Affiliates.............      (4,473)        6,718          (579)
      Other current liabilities.....        -          (25,000)       (2,466)
Net cash provided by operating       ------------  ------------  ------------
  activities........................   1,746,788     1,671,317     1,727,030
                                     ------------  ------------  ------------
Cash flows from financing activities:
  Change in deposits held for others      18,912       (30,292)       11,004
  Cash distributions ...............  (1,703,800)   (1,703,356)   (1,756,765)
Net cash used in financing           ------------  ------------  ------------
    activities......................  (1,684,888)   (1,733,648)   (1,745,761)
                                     ------------  ------------  ------------
Net increase (decrease) in cash and
    cash equivalents................      61,900       (62,331)      (18,731)
Cash and cash equivalents at
  beginning of year.................     981,562     1,043,893     1,062,624
Cash and cash equivalents at end     ------------  ------------  ------------
  of year........................... $ 1,043,462       981,562     1,043,893
                                     ============  ============  ============














                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

             For the years ended December 31, 1996, 1995 and 1994


(1) Organization and Basis of Accounting

The Registrant, Inland Monthly Income Fund II, L.P. (the "Partnership"), was formed on June 20, 1988 pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in improved residential, retail, industrial and other income producing properties. On August 4, 1988, the Partnership commenced an Offering of 50,000 (subject to increase to 80,000) Limited Partnership Units pursuant to a Registration under the Securities Act of 1933. The Offering terminated on August 4, 1990, with total sales of 50,647.14 Units at $500 per Unit, resulting in gross offering proceeds of $25,323,569, not including the General Partner's contribution for $500. All of the holders of these Units have been admitted to the Partnership. Inland Real Estate Investment Corporation is the General Partner. The Limited Partners of the Partnership share in the benefits of ownership of the Partnership's real property investments in proportion to the number of Units held. The Partnership repurchased 551.64 Units for $260,285 from various Limited Partners through the Unit Repurchase Program. There are no funds remaining for the repurchase of Units through this program.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Offering costs have been offset against the Limited Partners' capital accounts.

The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. SFAS 121 requires that the Partnership record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The adoption of SFAS 121 did not have any effect on the Partnership's financial position, results of operations or liquidity.

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

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates market. For the years ended December 31, 1996 and 1995, included in cash and cash equivalents is approximately $327,800 and $311,000, respectively, held in an unrestricted escrow account for the payment of real estate taxes for Colonial Manor Living Center.

No provision for Federal income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership.

The Partnership records are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles ("GAAP"). The Federal income tax return has been prepared from such records after making appropriate adjustments, if any, to reflect the Partnership's accounts as adjusted for Federal income tax reporting purposes. Such adjustments are not recorded in the records of the Partnership. The net effect of these items is summarized as follows:
                                       1996                      1995
                             ------------------------- -----------------------
                                             Tax                       Tax
                                GAAP        Basis         GAAP        Basis
                                Basis    (unaudited)      Basis    (unaudited)
                             ----------- ------------- ----------- -----------
Total assets................ $16,313,004   19,461,737   16,720,422  19,869,155

Partners' capital:
  General Partner...........      69,090       16,313       73,406      20,629
  Limited Partners..........  15,403,165   18,604,676   15,832,893  19,034,404

Net income (loss):
  General Partner...........      (4,316)      (4,316)      (4,316)     (4,316)
  Limited Partners..........   1,273,691    1,317,530    1,255,272   1,276,077

Net income per Limited
  Partnership Unit..........       25.43        26.30        25.06       25.47

The net income per Limited Partnership Unit is based upon the weighted average number of Units of 50,095.50.

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

Pursuant to the terms of the Partnership Agreement, the profits and losses from operations are allocated as follows:

(a) Depreciation shall be allocated 99% to the taxable Limited Partners and 1% to the General Partner.

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

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $2,925 and $7,398 was unpaid as of December 31, 1996 and 1995, respectively.

An Affiliate of the General Partner earned Property Management Fees of $31,848, $31,068 and $32,107 for the years ended December 31, 1996, 1995 and 1994, respectively, in connection with managing the Partnership's properties. Such fees are included in property operating expenses to Affiliates, all of which has been paid as of December 31, 1996. In addition, an Affiliate of the General Partner performed property maintenance on the Partnership's investment properties and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $1,862 for the year ended December 31, 1994 are included in property operating expenses to Affiliates, all of which has been paid. No such costs were incurred for the years ended December 31, 1996 and 1995.

In connection with the sale of The Wholesale Club on January 8, 1991, the Partnership recorded $132,000 of sales commission payable to an Affiliate of the General Partner. Such commission has been deferred until the Limited Partners receive their Original Capital plus a return as specified in the Partnership Agreement.


(4) Investments in Property

Scandinavian Health Spa, Inc., Broadview Heights, Ohio
------------------------------------------------------
On October 19, 1988, the Partnership took title to this property which an Affiliate of the General Partner purchased on behalf of the Partnership from an unaffiliated third party for $2,760,000. The property consists of a 26,040 net rentable square-foot, two-story masonry building including a pool, whirlpool, two saunas, suspended running track, two racquet ball courts, extensive locker room areas, a nursery and offices. The total cost of this property to the Partnership was $3,016,527, which includes acquisition fees of $241,500 and acquisition costs of $15,027. The lease expires in December 2004 and the tenant has the option to extend the lease for two additional five-year periods. The tenant has leased 100% of the rentable space on a triple-net basis for a current monthly amount of $29,925.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

Colonial Manor Living Center, LaGrange, Illinois
------------------------------------------------
On June 7, 1989, the Partnership took title to this property which an Affiliate of the General Partner purchased on behalf of the Partnership from an unaffiliated third party for $6,787,232. The property consists of a 107,867 square-foot nursing care facility located in LaGrange, Illinois. The total cost of this property to the Partnership was $7,521,881, which includes acquisition fees of $601,675 and acquisition costs of $132,974. The center is currently
100% leased to Elite Care Corporation. The lease is a triple-net lease and expires January 2001. The tenant has the right to extend the lease for an additional ten-year term. The rent per annum is $868,552 and adjusts annually. In 1992, the current operator of this facility negotiated with a new operator to sublease the facility. The General Partner approved the transaction with no significant changes to the terms of the lease.

K mart Retail Store, Chandler, Arizona
--------------------------------------
On December 29, 1989, the Partnership took title to this property which an Affiliate of the General Partner purchased on behalf of the Partnership from an unaffiliated third party for $4,568,000. The property consists of an 84,146 square-foot retail building. The total cost of this property to the Partnership was $5,072,473, which includes acquisition fees of $406,862 and related acquisition costs of $97,611. The tenant has a lease for 100% of the rentable space on a net basis and is responsible for payment of the real estate taxes, insurance and all utilities. The Partnership will be responsible for maintenance of the structure and the parking lot. The lease requires a base rent of $452,000 per annum and additional rent equal to 1% of gross sales in excess of $14,000,000. The lease expires in July 2013 and the tenant has the option to extend the lease for four additional five-year periods.

Euro-Fresh Market Plaza (f/k/a Water Tower Market Plaza), Palatine, Illinois
----------------------------------------------------------------------------
On December 31, 1990, the Partnership took title to this property from an unaffiliated third party for $2,000,000. The property consists of two buildings aggregating 52,475 square feet. One of the buildings is a food store and the other is a multi-tenant building containing twelve commercial units. The total cost of this property to the Partnership was $2,186,383, which includes acquisition fees of $180,645 and related acquisition costs of $5,738. The property is 92% leased on a net basis with the tenants responsible for their portion of real estate taxes and common area maintenance. The Partnership is responsible for its share of real estate taxes and common area maintenance plus the maintenance of the structures and the parking lot. Then anchor tenant, Eagle Food Store, had a lease through May 1997 with an annual rent of $78,600. The current tenants in the 12-unit building have leases ranging from one to five years at an average monthly rent of $1,207. In January 1994, the anchor tenant at the shopping center, Eagle Foods, closed its store. In February 1994, with the approval of the General Partner, Eagle Foods assigned its lease to Certified Grocers Midwest, Inc. ("Certified"). Certified occupied the store from March 1994 until August 1995. In May 1996, Euro-Fresh Market ("Euro-Fresh") began its occupancy of the anchor store and the shopping center was renamed Euro-Fresh Market Plaza. Under the original lease, as well as the assignment of the lease, Eagle Foods has guaranteed payments until November 1998.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


Cost and accumulated depreciation of the above properties are summarized as follows:
                                                1996           1995
    Health and Racquet Club:                ------------   ------------
         Cost.............................. $ 3,016,527      3,016,527
         Less accumulated depreciation.....     595,620        523,422
                                            ------------   ------------
                                              2,420,907      2,493,105
    Retail Store:                           ------------   ------------
         Cost..............................   5,072,473      5,072,473
         Less accumulated depreciation.....     744,230        639,163
                                            ------------   ------------
                                              4,328,243      4,433,310
    Nursing Home:                           ------------   ------------
         Cost..............................   7,521,881      7,521,881
         Less accumulated depreciation.....   1,558,015      1,352,563
                                            ------------   ------------
                                              5,963,866      6,169,318
    Shopping Center:                        ------------   ------------
         Cost..............................   2,201,453      2,201,453
         Less accumulated depreciation.....     288,413        239,543
                                            ------------   ------------
                                              1,913,040      1,961,910
                                            ------------   ------------
         Total............................. $14,626,056     15,057,643
                                            ============   ============


(5) Operating Leases

Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the straight-line basis. The accompanying financial statements include an increase of $1,066, a decrease of $1,878 and an increase of $12,901 in 1996, 1995 and 1994, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $382,634 and $381,568 in related deferred rent receivable as of December 31, 1996 and 1995, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


Minimum lease payments to be received in the future from operating leases are as follows:

         1997.......................................... $ 1,891,271
         1998..........................................   1,872,933
         1999..........................................   1,794,411
         2000..........................................   1,791,752
         2001..........................................     918,541
         Thereafter....................................   6,256,680
                                                        ------------
         Total......................................... $14,525,588
                                                        ============

Pursuant to the lease agreements, tenants of Euro-Fresh Market Plaza (f/k/a Water Tower Market Plaza) are required to reimburse the Partnership for their prorata share of the real estate taxes and operating expenses of the property. Such amounts are included in additional rental income.

The Partnership currently has significant net operating leases with Elite Care Corporation ("Elite"), K mart Corporation ("K mart") and Scandinavian Health Spa, Inc. ("SHS"). Revenues from the Elite lease for the Colonial Manor Nursing Home, the K mart lease for the K mart store and the SHS lease for the Scandinavian Health Spa represents approximately 41%, 21% and 17%, respectively, of the Partnership's income as of December 31, 1996.


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


(7) Subsequent Events

During January 1997, the Partnership paid a distribution of $140,045 to the Limited Partners.

                                                       INLAND MONTHLY INCOME FUND II, L.P.
                                                             (a limited partnership)
                                                                  Schedule III
                                                    Real Estate and Accumulated Depreciation
                                                                December 31, 1996
                          Initial cost
                          to Partnership                            Gross amount at which carried
                               (A)              Costs                   at end of period (B)
                     ----------------------- capitalized  -------------------------------------------------
                                 Buildings    subsequent              Buildings               Accumulated
                                    and          to                     and         Total     Depreciation
                        Land    improvements acquisition    Land    improvements     (C)          (D)
                     ---------- ------------ ------------ --------- ------------- ---------- --------------
Health & Racquet Club:
  Scandinavian Health
    Spa, Inc.
  Broadview Hts., OH $  850,609   2,165,039          879    850,609   2,165,918    3,016,527      595,620

Nursing Home Facility:
  Colonial Manor
  LaGrange, IL          416,390   7,105,491         -       416,390   7,105,491    7,521,881    1,558,015

Retail Store:
  K mart
  Chandler, AZ        1,920,439   3,152,034         -     1,920,439   3,152,034    5,072,473      744,230

Shopping Center:
  Euro-Fresh Market Plaza
  (f/k/a Water Tower Market
   Plaza
  Palatine, IL          810,711   1,375,672       15,070    810,711   1,390,742    2,201,453      288,413
                     ---------- ------------ ------------ --------- ------------- ---------- --------------
             Totals  $3,998,149  13,798,236       15,949  3,998,149  13,814,185   17,812,334    3,186,278
                     ========== ============ ============ ========= ===========   ========== =============

Notes:
  (A) The initial cost to the Partnership represents the original purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
  (B) The aggregate cost of real estate owned at December 31, 1996 for Federal income tax purposes was approximately $17,812,334
      (unaudited.)
  (C) Reconciliation of real estate owned:

                                                                1996             1995              1994
                                                                ----             ----              ----
         Balance at beginning of year.................... $  17,812,334       17,812,334        17,812,334
         Sales...........................................          -                -                 -
                                                          --------------    -------------    --------------
         Balance at end of year.......................... $  17,812,334       17,812,334        17,812,334
                                                          ==============    =============    ==============

  (D) Reconciliation of accumulated depreciation:

         Balance at beginning of year.................... $   2,754,691        2,323,104         1,891,517
         Depreciation expense............................       431,587          431,587           431,587
                                                          --------------    -------------    --------------
         Balance at end of year.......................... $   3,186,278        2,754,691         2,323,104
                                                          ==============    =============    ==============

                                              INLAND MONTHLY INCOME FUND II, L.P.
                                                    (a limited partnership)
                                                         Schedule III
                                           Real Estate and Accumulated Depreciation
                                                       December 31, 1996


                                             Life on which
                     Date                    depreciation
                     Con-                    in latest Stmt
                     stru-      Date         of Operations
                     cted       Acq           is computed
                     ---------- ------------ --------------
Health & Racquet Club:
  Scandinavian Health
    Spa, Inc.                   10/19
  Broadview Hts., OH  1984       1988          30 years

Nursing Home Facility:
  Colonial Manor                06/07
  LaGrange, IL        1924       1989          40 years

Retail Store:
  K mart                        12/29
  Chandler, AZ        1986       1989          30 years

Shopping Center:
  Euro-Fresh Market Plaza
  (f/k/a Water Tower Market
   Plaza                        12/31
  Palatine, IL        1973       1990          30 years



Item 9. Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosures during 1996.



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


Officers and Directors

The officers, directors, and key employees of The Inland Group, Inc. and its Affiliates ("Inland") that are likely to provide services to the Partnership are as follows:


                               Functional Title

  Daniel L. Goodwin....... Chairman and Chief Executive Officer
  Robert H. Baum.......... Executive Vice President-General Counsel
  G. Joseph Cosenza....... Senior Vice President-Acquisitions
  Robert D. Parks......... Senior Vice President-Investments
  Norbert J. Treonis...... Senior Vice President-Property Management
  Catherine L. Lynch...... Treasurer
  Paul J. Wheeler......... Vice President-Personal Financial Services Group
  Roberta S. Matlin....... Assistant Vice President-Investments
  Mark Zalatoris.......... Assistant Vice President-Due Diligence
  Patricia A. Challenger.. Vice President-Asset Management
  Kelly Tucek............. Assistant Vice President-Partnership Accounting
  Cynthia M. Hassett...... Assistant Vice President-Partnership Accounting
  Venton J. Carlston...... Assistant Controller

    DANIEL L. GOODWIN (age 53) is Chairman of the Board of Directors of The Inland Group, Inc., a billion-dollar real estate and financial organization located in Oak Brook, Illinois. Among Inland's subsidiaries is the largest property management firm in Illinois and one of the largest commercial real estate and mortgage banking firms in the Midwest.

Mr. Goodwin has served as Director of the Avenue Bank of Oak Park and as a Director of the Continental Bank of Oakbrook Terrace. He was Chairman of the Bank Holding Company of American National Bank of DuPage. Currently he is the Chairman of the Board of Inland Mortgage Investment Corporation.

Mr. Goodwin has been in the housing industry for more than 28 years, and has demonstrated a lifelong interest in housing-related issues. He is a licensed real estate broker and a member of the National Association of Realtors. He has developed thousands of housing units in the Midwest, New England, Florida, and the Southwest. He is also the author of a nationally recognized real estate reference book for the management of residential properties.

Mr. Goodwin has served on the Board of the Illinois State Affordable Housing Trust Fund for the past 6 years. He is an advisor for the Office of Housing
Coordination Services of the State  of  Illinois,  and  a member of the Seniors
Housing Committee of the National Multi-Housing Council. Recently, Governor Edgar appointed him Chairman of the Housing Production Committee for the Illinois State Affordable Housing Conference. He also served as a member of the Cook County Commissioner's Economic Housing Development Committee, and he was the Chairman of the DuPage County Affordable Housing Task Force. The 1992 Catholic Charities Award was presented to Mr. Goodwin for his work in addressing affordable housing needs. The City of Hope designated him as the 1980's Man of the Year for the Illinois construction industry. In 1989, the Chicago Metropolitan Coalition on Aging presented Mr. Goodwin with an award in recognition of his efforts in making housing more affordable to Chicago's Senior Citizens. On May 4, 1995, PADS, Inc. (Public Action to Deliver Shelter) presented Mr. Goodwin with an award, recognizing The Inland Group as the leading corporate provider of transitional housing for the homeless people of DuPage County. Also, Mr. Goodwin serves as Chairman of New Directions Housing Corporation, a leading provider of affordable housing in northern Illinois.

Mr. Goodwin is a product of Chicago-area schools, and obtained his Bachelor's and Master's Degrees from Illinois Universities. Following graduation, he taught for five years in Chicago Public Schools. His commitment to education has continued through his work with the Better Boys Foundation's Pilot
Elementary School in Chicago, and the development of the Inland Vocational Training Center for the Handicapped located at Little City in Palatine,
Illinois. He personally established an endowment which funds a perpetual scholarship program for inner-city disadvantaged youth. In 1990 he received the Northeastern Illinois University President's Meritorious Service Award. Mr. Goodwin holds a Master's Degree in Education from Northern Illinois University, and in 1986, he was awarded an Honorary Doctorate from Northeastern Illinois University College of Education. More than 12 years ago, under Mr. Goodwin's direction, Inland instituted a program to train disabled students in the workplace. Most of these students are still employed at Inland today, and Inland has become one of the largest employers of the disabled in DuPage County. He has served as a member of the Board of Governors of Illinois State Colleges and Universities, and he is currently a trustee of Benedictine University. He was elected Chairman of Northeastern Illinois University Board of Trustees in January 1996.

Mr. Goodwin served as a member of Governor Jim Edgar's Transition Team. In 1988 he received the Outstanding Business Leader Award from the Oak Brook Jaycees and has been the General Chairman of the National Football League Players Association Mackey Awards for the benefit of inner-city youth. He served as the recent Chairman of the Speakers Club of the Illinois House of Representatives. In March 1994, he won the Excellence in Business Award from the DuPage Area Association of Business and Industry. Additionally, he was honored by Little Friends on May 17, 1995 for rescuing their Parent-Handicapped Infant Program when they lost their lease. He was the recipient of the 1995 March of Dimes Life Achievement Award and was recently recognized as the 1997 Corporate Leader of the Year by the Oak Brook Area Association of Commerce and Industry.

    ROBERT H. BAUM (age 53) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Baum is Vice Chairman and Executive Vice President-General Counsel of The Inland Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group, Inc. and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with all outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois. He received his B.S. Degree from the University of Wisconsin and his J.D. Degree from Northwestern University School of Law. Mr. Baum has served as a director of American National Bank of DuPage. Currently, he serves as a director of Westbank, and is a member of the Governing Council of Wellness House, a charitable organization that provides emotional support for cancer patients and their families.

    G. JOSEPH COSENZA (age 53) is a Director and Vice Chairman of The Inland Group, Inc. Mr. Cosenza oversees, coordinates and directs Inland's many enterprises and, in addition, immediately supervises a staff of eight persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods.

Mr. Cosenza received his B.A. Degree from Northeastern Illinois University and his M.S. Degree from Northern Illinois University. From 1967 to 1968, he taught at the LaGrange School District in Hodgkins, Illinois and from 1968 to 1972, he served as Assistant Principal and taught in the Wheeling, Illinois School District. Mr. Cosenza has been a licensed real estate broker since 1968 and an active member of various national and local real estate associations, including the National Association of Realtors and the Urban Land Institute.

Mr. Cosenza has also been Chairman of the Board of American National Bank of DuPage, and has served on the Board of Directors of Continental Bank of Oakbrook Terrace. He is presently Chairman of the Board of Westbank in Westchester, Illinois.

    ROBERT D. PARKS (age 53) is Director of The Inland Group, Inc., President, Chairman and Chief Executive Officer of Inland Real Estate Investment Corporation and President, Chief Executive Officer, Chief Operating Officer and Affiliated Director of Inland Real Estate Corporation.

Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for Inland Real Estate Investment Corporation. He oversees and coordinates the marketing of all investments and investor relations.

Prior to joining Inland, Mr. Parks was a school teacher in Chicago's public schools. He received his B.A. degree from Northeastern Illinois University and his M.A. degree from the University of Chicago. He is a registered Direct Participation Program Principal with the National Association of Securities Dealers, Inc., and he is a member of the Real Estate Investment Association and a member of NAREIT.

    NORBERT J. TREONIS (age 46) joined The Inland Group, Inc. and its affiliates in 1975 and he is currently Chairman and Chief Executive Officer of The Inland Property Management Group, Inc. and a Director of The Inland Group, Inc. He serves on the Board of Directors of all Inland subsidiaries involved in the property management, acquisitions and maintenance of real estate, including Mid-America Property Management Corporation, and Metropolitan Construction Services, Inc. Mr. Treonis is charged with the responsibility of the overall management and leasing of all apartment units, retail, industrial and commercial properties nationwide.

Mr. Treonis is a licensed real estate broker. He is a past member of the Board of Directors of American National Bank of DuPage, the Apartment Builders and Managers Association of Illinois, the National Apartment Association and the Chicagoland Apartment Association.

Mr. Treonis has been the Chairman of the Board of Directors of Inland Commercial Property Management, Inc. since its formation in 1994.

    CATHERINE L. LYNCH (age 38) joined Inland in 1989 and is the Treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the Corporate Accounting Department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG Peat Marwick since 1980. She received her B.S. degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

    PAUL J. WHEELER (age 44) joined Inland in 1982 and is currently the President of Inland Property Sales, Inc., the entity responsible for all corporately owned real estate. Mr. Wheeler received his B.A. degree in
Economics from  DePauw  University  and  an  M.B.A.  in Finance/Accounting from
Northwestern University. Mr. Wheeler is a Certified Public Accountant and licensed real estate broker. For three years prior to joining Inland, Mr. Wheeler was Vice President/Finance at the real estate brokerage firm of Quinlan & Tyson, Inc.

    ROBERTA S. MATLIN (age 52) joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President-Investments. Prior to that, Ms. Matlin spent 11 years with the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. As Senior Vice President-Investments, she directs the day-to-day internal operations of the General Partner. Ms. Matlin received her B.A. degree from the University of Illinois. She is registered with the National Association of Securities Dealers, Inc. as a General Securities Principal.

    MARK ZALATORIS (age 39) joined Inland in 1985 and currently serves as Vice President of Inland Real Estate Investment Corporation. His responsibilities include the coordination of due diligence activities by selling broker/dealers and is also involved with limited partnership asset management including the mortgage funds.  Mr.  Zalatoris  is  a  graduate  of the University of Illinois where he received a Bachelors degree in Finance and a Masters degree in Accounting and Taxation. He is a Certified Public Accountant and holds a General Securities License with Inland Securities Corporation.

    PATRICIA A. CHALLENGER (age 44) joined Inland in 1985. Ms. Challenger serves as Senior Vice President of Inland Real Estate Investment Corporation in the area of Asset Management. As head of the Asset Management Department, she develops operating and disposition strategies for all investment-owned properties. Ms. Challenger received her bachelor's degree from George
Washington University and her master's from Virginia Tech University. Ms. Challenger was selected and served from 1980-1984 as Presidential Management Intern, where she was part of a special government-wide task force to eliminate waste, fraud and abuse in government contracting and also served as Senior Contract Specialist responsible for capital improvements in 109 government properties. Ms. Challenger is a licensed real estate broker, NASD registered securities sales representative and is a member of the Urban Land Institute.

    KELLY TUCEK (age 34) joined Inland in 1989 and is an Assistant Vice President of Inland Real Estate Investment Corporation. As of August 1996, Ms. Tucek is responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

    CYNTHIA M. HASSETT (age 37) joined Inland in 1983 and was a Vice President of Inland Real Estate Investment Corporation. Through August 1996, Ms. Hassett was responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Hassett was on the audit staff of Altschuler, Melvoin and Glasser since 1980. She received her B.S. degree in Accounting from Illinois State University. Ms. Hassett is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

    VENTON J. CARLSTON (age 39) joined Inland in 1985 and is the Assistant Controller of Inland Real Estate Investment Corporation where he supervises the corporate bookkeeping staff and is responsible for financial statement preparation and budgeting for Inland Real Estate Investment Corporation and its subsidiaries. Prior to joining Inland, Mr. Carlston was a partnership accountant with JMB Realty. He received his B.S. degree in Accounting from Southern Illinois University. Mr. Carlston is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. He is registered with the National Association of Securities Dealers, Inc. as a Financial Operations Principal.


Item 11.  Executive Compensation

The General Partner is entitled to receive a share of cash distributions when a Preferential Return of 10% of Cash Available for Distribution has been made to the Limited Partners, and a share of profits or losses as described under the caption "Cash Distributions" at page 42 and "Allocation of Profits and Losses" at pages 41 and 42 of the Prospectus, and at pages A-6 to A-10 of the Partnership Agreement, included as an exhibit to the Prospectus, which is incorporated herein by reference. Reference is also made to Note 2 of the Notes to Financial Statements (Item 8 of this Annual Report) for a description of such distributions and allocations for 1996.

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

The General Partner of the Partnership and its Affiliates may be reimbursed for their expenses or out-of-pocket expenses relating to administration of the Partnership and salaries and direct expenses of employees of the General Partner and its Affiliates for the administration of the Partnership. Such costs for 1996 were $44,048, of which $2,925 was unpaid as of December 31, 1996.

During 1996, Affiliates of the General Partner earned $31,848 in management fees in connection with managing the Partnership's properties, all of which is paid as of December 31, 1996.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Units of the Partnership.

(b) The officers and directors of the General Partner of the Partnership own as a group the following Units of the Partnership:


                                 Amount and Nature
                                  of Beneficial           Percent
    Title of Class                  Ownership             of Class
    ------------------------     ------------------   ----------------
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

    27 Financial Data Schedule

    28 Prospectus dated August 4, 1988, as supplemented, included in Post-effective Amendment No. 2 to Form S-11 Registration Statement, File No. 33-22513, is incorporated herein by reference thereto.

(c) Financial Statement Schedules.

    Financial statement schedules for the years ended December 31, 1996, 1995 and 1994 are submitted herewith:

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

(d) Reports on Form 8-K.

    None.


No Annual Report or proxy material for the year 1996 has been sent to the Partners of the Partnership. An Annual Report will be sent to the Partners subsequent to this filing and the Partnership will furnish copies of such report to the Commission when it is sent to the Partners.

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

                            INLAND MONTHLY INCOME FUND II, L.P.
                            Inland Real Estate Investment Corporation
                            General Partner



                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 24, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                            By: Inland Real Estate Investment Corporation General Partner



                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 24, 1997



                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: March 24, 1997



                            By:   Kelly Tucek
                                  Principal Financial Officer
                                  and Principal Accounting Officer
                            Date: March 24, 1997



                            By:   Daniel L. Goodwin
                                  Director
                            Date: March 24, 1997



                            By:   Robert H. Baum
                                  Director
                            Date: March 24, 1997