Form 10-Q
period 1997-03-31
INLAND MONTHLY INCOME FUND II L P
filed 1997-05-15
CIK 835322

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

               For the Quarterly Period Ended March 31, 1997

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

                              Balance Sheets

                   March 31, 1997 and December 31, 1996
                                (unaudited)


                                  Assets
                                  ------

                                                       1997          1996
                                                       ----          ----
Current assets:
  Cash and cash equivalents (Note 1).............. $ 1,059,586     1,043,462
  Accounts and rents receivable...................     175,957       139,447
  Current portion of deferred rent receivable
    (Note 2)......................................       1,329         1,366
  Other assets....................................         149           493
                                                   ------------  ------------
    Total current assets..........................   1,237,021     1,184,768
                                                   ------------  ------------
Investment properties (including acquisition fees
  paid to Affiliates of $1,430,682)(Notes 1 and 3):
    Land..........................................   3,998,149     3,998,149
    Buildings and improvements....................  13,814,185    13,814,185
                                                   ------------  ------------
                                                    17,812,334    17,812,334
      Less accumulated depreciation...............   3,294,175     3,186,278
                                                   ------------  ------------
    Net investment properties.....................  14,518,159    14,626,056
                                                   ------------  ------------
Other assets:
  Deferred leasing fees to Affiliates (net of
    accumulated amortization of $111,343 and
    $106,820 at March 31, 1997 and December 31,
    1996, respectively)(Notes 1 and 3)............     116,389       120,912
  Deferred rent receivable, less current portion
    (Note 2)......................................     372,867       381,268
                                                   ------------  ------------
    Total other assets............................     489,256       502,180
                                                   ------------  ------------
Total assets...................................... $16,244,436    16,313,004
                                                   ============  ============



                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                     March 31, 1997 and December 31, 1996
                                  (unaudited)


                       Liabilities and Partners' Capital
                       ---------------------------------

                                                       1997          1996
                                                       ----          ----
Current liabilities:
  Accounts payable................................ $    33,457        14,122
  Accrued real estate taxes.......................     144,653       183,965
  Distributions payable (Note 4)..................     140,427       140,045
  Due to Affiliates (Note 3)......................      20,307         2,925
  Deposits held for others........................     305,300       340,767
  Other current liabilities.......................     107,637        26,925
                                                   ------------  ------------
    Total current liabilities.....................     751,781       708,749

Commission payable to Affiliate (Note 3)..........     132,000       132,000
                                                   ------------  ------------
Total liabilities.................................     883,781       840,749
                                                   ------------  ------------
Partners' capital (Notes 1, 3 and 4):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................      67,511        68,590
                                                   ------------  ------------
                                                        68,011        69,090
  Limited Partners:                                ------------  ------------
    Units of $500. Authorized 80,000 Units,
      50,095.50 Units outstanding (net of
      offering costs of $3,148,734, of which
      $653,165 was paid to Affiliates)............  21,916,510    21,916,510
    Cumulative net income.........................  11,766,715    11,469,545
    Cumulative distributions...................... (18,390,581)  (17,982,890)
                                                   ------------  ------------
                                                    15,292,644    15,403,165
                                                   ------------  ------------
      Total Partners' capital.....................  15,360,655    15,472,255
                                                   ------------  ------------
Total liabilities and Partners' capital........... $16,244,436    16,313,004
                                                   ============  ============






                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations

              For the three months ended March 31, 1997 and 1996
                                  (unaudited)


                                                       1997          1996
                                                       ----          ----
Income:
  Rental income (Notes 1 and 2)................... $   476,759       475,358
  Additional rental income........................      41,784        38,649
  Interest income.................................       8,367         7,622
                                                   ------------  ------------
                                                       526,910       521,629
Expenses:                                          ------------  ------------
  Professional services to Affiliates.............       3,541         3,467
  Professional services to non-affiliates.........      24,380        20,000
  General and administrative expenses to
    Affiliates....................................       9,352        11,965
  General and administrative expenses to
    non-affiliates................................       8,348         6,095
  Property operating expenses to Affiliates.......       7,535         7,104
  Property operating expenses to non-affiliates...      65,243        65,582
  Depreciation....................................     107,897       107,897
  Amortization....................................       4,523         4,522
                                                   ------------  ------------
                                                       230,819       226,632
                                                   ------------  ------------
Net income........................................ $   296,091       294,997
                                                   ============  ============

Net income (loss) allocated to:
  General Partner.................................      (1,079)       (1,079)
  Limited Partners................................     297,170       296,076
                                                   ------------  ------------
Net income........................................ $   296,091       294,997
                                                   ============  ============

Net loss allocated to the one General Partner Unit $    (1,079)       (1,079)
                                                   ============  ============
Net income allocated to Limited Partners per
  weighted average Limited Partnership Units of
  50,095.50....................................... $      5.93          5.91
                                                   ============  ============








                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

              For the three months ended March 31, 1997 and 1996
                                  (unaudited)



                                                       1997          1996
                                                       ----          ----
Cash flows from operating activities:
  Net income...................................... $   296,091       294,997
  Adjustments to reconcile net income to
      net cash provided by operating activities:
    Depreciation..................................     107,897       107,897
    Amortization..................................       4,523         4,522
    Deferred rent receivable......................       8,438         2,680
    Changes in assets and liabilities:
      Accounts and rents receivable...............     (36,510)      (24,813)
      Other assets................................         344        (1,340)
      Accounts payable............................      19,335        20,200
      Accrued real estate taxes...................     (39,312)      (38,470)
      Due to Affiliates...........................      17,382         7,346
      Other current liabilities...................      80,712          -
                                                   ------------  ------------
Net cash provided by operating activities.........     458,900       373,019
                                                   ------------  ------------
Cash flows from financing activities:
  Deposits held for others........................     (35,467)      (66,092)
  Cash distributions..............................    (407,309)     (411,478)
                                                   ------------  ------------
Net cash used in financing activities.............    (442,776)     (477,570)
Net increase (decrease) in cash and cash           ------------  ------------
  equivalents.....................................      16,124      (104,551)
Cash and cash equivalents at beginning of period..   1,043,462       981,562
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $ 1,059,586       877,011
                                                   ============  ============















                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                March 31, 1997
                                  (unaudited)


Readers of this  Quarterly  Report  should  refer  to the Partnership's audited financial statements for the fiscal year ended December 31, 1996, which are included in the Partnership's 1996 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.

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

                                March 31, 1997
                                  (unaudited)


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

Rental income is recognized on a straight-line basis over the term of each lease. The difference between rental income earned on the straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable.

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates market. For the periods ended March 31, 1997 and December 31, 1996, included in cash and cash equivalents is approximately $293,000 and $327,800, respectively, held in an unrestricted escrow account for the payment of real estate taxes for Colonial Manor Living Center.

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

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1997
                                  (unaudited)


(2) Deferred Rent Receivable

Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the straight-line basis. The accompanying financial statements include decreases of $8,438 and $2,680 for the three months ended March 31, 1997 and 1996, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $374,196 and $382,634 in related deferred rent receivable as of March 31, 1997 and December 31, 1996, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made.


(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $17,112 and $2,925 was unpaid as of March 31, 1997 and December 31, 1996, respectively.

An Affiliate of the General Partner earned Property Management Fees of $7,535 and $7,104 for the three months ended March 31, 1997 and 1996, respectively, in connection with managing the Partnership's properties. Such fees are included in property operating expenses to Affiliates, of which $3,195 was unpaid as of March 31, 1997.

In connection with the sale of The Wholesale Club on January 8, 1991, the Partnership recorded $132,000 of sales commission payable to an Affiliate of the General Partner. Such commission has been deferred until the Limited Partners receive their Original Capital plus a return as specified in the Partnership Agreement.


(4)  Subsequent Events

During April 1997, the Partnership paid a distribution of $140,427 to the Limited Partners.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report on Form 10-Q constitute of "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-
looking statements involve known and unknown risks, uncertainties and other factors which may cause the Partnership's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, federal, state or local regulations; adverse changes in general economic or local conditions; inability of borrower to meet financial obligations; uninsured losses; and potential conflicts of interest between the Partnership and its Affiliates, including the General Partner.


Liquidity and Capital Resources

On August 4, 1988, the Partnership commenced an Offering of 50,000 (subject to increase to 80,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 4, 1990, with total sales of 50,647.14 Units at $500 per Unit, resulting in gross offering proceeds of $25,323,569, not including the General Partner's contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Partnership has acquired five properties utilizing $21,224,542 of capital proceeds collected. On January 8, 1991, the Partnership sold one of its properties, The Wholesale Club. As of March 31, 1997, cumulative distributions to Limited Partners totaled $18,390,581, of which $4,395,565 represents proceeds from the sale of The Wholesale Club and $13,995,016 represents distributable cash flow from the properties. The Partnership repurchased 551.64 Units for $260,285 from various Limited Partners through the Unit Repurchase Program. There are no funds remaining for the repurchase of Units through this program.

As of March 31, 1997, the Partnership had cash and cash equivalents of $1,059,586 which includes approximately $293,000 held in an unrestricted escrow account for the payment of real estate taxes for Colonial Manor Living Center. The Partnership intends to use such remaining funds for distributions and for working capital requirements.

The properties owned by the Partnership are generating cash flow in excess of the 8% annualized distributions to the Limited Partners (paid monthly), in addition to covering all the operating expenses of the Partnership. As of March 31, 1997, the Partnership has made cumulative distributions of $253,868 in addition to the 8% annualized return to the Limited Partners from excess cash flow. To the extent that the cash flow from the properties is insufficient to meet the Partnership's needs, the Partnership may rely on advances from Affiliates of the General Partner, other short-term financing, or may sell one or more of the properties.

During May 1996, Euro-Fresh Market ("Euro-Fresh") began its occupancy of the anchor store of Water Tower Market Plaza in Palatine, Illinois and the shopping center has been renamed Euro-Fresh Market Plaza. Eagle Foods had assigned the lease on February 4, 1994 to Certified Grocers Midwest, Inc. ("Certified") who vacated in August 1995. Under the original lease, as well as the assignment of the lease, Eagle Foods has guaranteed payments until November 1998. As of March 31, 1997, there were two vacant spaces at Euro-Fresh Market Plaza for 3,745 square feet.

Results of Operations

At March 31, 1997, the Partnership owns four operating properties. Two of the Partnership's four operating properties, Scandinavian Health Spa and Colonial Manor Living Center, are leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant. The leases of the other two properties owned by the Partnership, K mart and Euro-Fresh Market Plaza, provide that the Partnership be responsible for maintenance of the structure and the parking lot and the tenants are required to reimburse the Partnership for portions of insurance, real estate taxes and common area maintenance. The Partnership sold one of its properties, The Wholesale Club, on January 8, 1991.

Rental and additional income increased for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, due to an increase in occupancy at Euro-Fresh Market Plaza. As of March 31, 1997, there were two vacant spaces at Euro-Fresh Market Plaza for 3,745 square feet.

Professional services to non-affiliates increased for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, due to an increase in legal and accounting services required by the Partnership.

General and administrative expenses to Affiliates decreased for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, due to a decrease in investor service expenses. General and administrative expenses to non-affiliates increased for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, due to increases in printing, postage and state taxes.

The following is a list of approximate occupancy levels for the Partnership's investment properties as of the end of each quarter during 1996 and 1997:


                                    1996                        1997
                          ------------------------     -----------------------
                           at     at    at    at        at    at    at    at
        Properties         3/31  6/30  9/30  12/31     3/31  6/30  9/30  12/31
      ----------           ----- ----- ----- -----     ----- ----- ----- -----
Scandinavian Health Spa    100%  100%  100%  100%      100%
  Broadview Heights, Ohio

Colonial Manor             100%  100%  100%  100%      100%
  LaGrange, Illinois

K mart                     100%  100%  100%  100%      100%
  Chandler, Arizona

Euro-Fresh Market Plaza     91%*  89%   93%   95%       93%**
  Palatine, Illinois

* Certified Grocers Midwest, Inc. vacated Euro-Fresh Market Plaza in August 1995. Certified occupied 29,317 square feet, or approximately 56%, of the shopping center. This occupancy reflects the payment of guaranteed rental income received under the original lease to Eagle Foods.

** As of the date of this report, Euro-Fresh Market Plaza's approximate occupancy level has increased to 98% from the addition of a new tenant occupying 2,500 square feet.


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



                            INLAND MONTHLY INCOME FUND II, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: May 14, 1997


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: May 14, 1997


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: May 14, 1997