Form 10-Q
period 1997-06-30
INLAND MONTHLY INCOME FUND II L P
filed 1997-08-11
CIK 835322

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

               For the Quarterly Period Ended June 30, 1997

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



       2901 Butterfield Road, Oak Brook, Illinois         60523
        (Address of principal executive office)         (Zip Code)


    Registrant's telephone number, including area code:  630-218-8000


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

                              Balance Sheets

                    June 30, 1997 and December 31, 1996
                                (unaudited)


                                  Assets
                                  ------

                                                       1997          1996
                                                       ----          ----
Current assets:
  Cash and cash equivalents (Note 1).............. $ 1,094,009     1,043,462
  Accounts and rents receivable...................     161,130       139,447
  Current portion of deferred rent receivable
    (Note 2)......................................       1,329         1,366
  Other assets....................................       4,461           493
                                                   ------------  ------------
    Total current assets..........................   1,260,929     1,184,768
                                                   ------------  ------------
Investment properties (including acquisition fees
  paid to Affiliates of $1,430,682)(Notes 1 and 3):
    Land..........................................   3,998,149     3,998,149
    Buildings and improvements....................  13,814,185    13,814,185
                                                   ------------  ------------
                                                    17,812,334    17,812,334
      Less accumulated depreciation...............   3,402,072     3,186,278
                                                   ------------  ------------
    Net investment properties.....................  14,410,262    14,626,056
                                                   ------------  ------------
Other assets:
  Deferred leasing fees to Affiliates (net of
    accumulated amortization of $115,866 and
    $106,820 at June 30, 1997 and December 31,
    1996, respectively) (Notes 1 and 3)...........     111,866       120,912
  Deferred rent receivable, less current portion
    (Note 2)......................................     365,396       381,268
                                                   ------------  ------------
    Total other assets............................     477,262       502,180
                                                   ------------  ------------
Total assets...................................... $16,148,453    16,313,004
                                                   ============  ============



                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                      June 30, 1997 and December 31, 1996
                                  (unaudited)


                       Liabilities and Partners' Capital
                       ---------------------------------

                                                       1997          1996
                                                       ----          ----
Current liabilities:
  Accounts payable................................ $    11,706        14,122
  Accrued real estate taxes.......................     192,945       183,965
  Distributions payable (Note 4)..................     135,900       140,045
  Due to Affiliates (Note 3)......................         358         2,925
  Deposits held for others........................     374,293       340,767
  Other current liabilities.......................      33,488        26,925
                                                   ------------  ------------
    Total current liabilities.....................     748,690       708,749

Commission payable to Affiliates (Note 3).........     132,000       132,000
                                                   ------------  ------------
Total liabilities.................................     880,690       840,749
                                                   ------------  ------------
Partners' capital (Notes 1, 3 and 4):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................      66,432        68,590
                                                   ------------  ------------
                                                        66,932        69,090
   Limited Partners:                               ------------  ------------
    Units of $500. Authorized 80,000 Units,
      50,095.50 Units outstanding (net of
      offering costs of $3,148,734, of which
      $653,165 was paid to Affiliates)............  21,916,510    21,916,510
    Cumulative net income.........................  12,087,129    11,469,545
    Cumulative distributions...................... (18,802,808)  (17,982,890)
                                                   ------------  ------------
                                                    15,200,831    15,403,165
                                                   ------------  ------------
      Total Partners' capital.....................  15,267,763    15,472,255
                                                   ------------  ------------
Total liabilities and Partners' capital........... $16,148,453    16,313,004
                                                   ============  ============






                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations

           For the three and six months ended June 30, 1997 and 1996
                                  (unaudited)

                                         Three months           Six months
                                            ended                 ended
                                          June 30,               June 30,
                                          --------               --------
                                       1997       1996       1997       1996
                                       ----       ----       ----       ----
Income:
  Rental income (Notes 1 and 2).... $ 480,018    476,476    956,777    951,834
  Additional rental income.........    41,764     40,758     83,548     79,407
  Interest income..................     9,289      8,059     17,656     15,681
  Other income.....................    17,489       -        17,489       -
                                    ---------- ---------- ---------- ----------
                                      548,560    525,293  1,075,470  1,046,922
Expenses:                           ---------- ---------- ---------- ----------
  Professional services to
    Affiliates.....................     2,389      3,008      5,930      6,475
  Professional services to
    non-affiliates.................     2,850      3,665     27,230     23,665
  General and administrative
    expenses to Affiliates.........     4,146      4,098     13,498     16,063
  General and administrative
    expenses to non-affiliates.....     4,482      4,981     12,830     11,076
  Property operating expenses to
    Affiliates.....................     8,776      8,564     16,311     15,668
  Property operating expenses to
    non-affiliates.................    94,162     78,231    159,405    143,813
  Depreciation.....................   107,897    107,897    215,794    215,794
  Amortization.....................     4,523      4,524      9,046      9,046
                                    ---------- ---------- ---------- ----------
                                      229,225    214,968    460,044    441,600
                                    ---------- ---------- ---------- ----------
Net income......................... $ 319,335    310,325    615,426    605,322
                                    ========== ========== ========== ==========
Net income (loss) allocated to:
  General Partner..................    (1,079)    (1,079)    (2,158)    (2,158)
  Limited Partners.................   320,414    311,404    617,584    607,480
                                    ---------- ---------- ---------- ----------
Net income......................... $ 319,335    310,325    615,426    605,322
                                    ========== ========== ========== ==========
Net loss allocated to the one
  General Partner Unit............. $  (1,079)    (1,079)    (2,158)    (2,158)
                                    ========== ========== ========== ==========
Net income allocated to Limited
  Partners per weighted average
  Limited Partnership Units of
  50,095.50........................ $    6.40       6.22      12.33      12.13
                                    ========== ========== ========== ==========

                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

                  For six months ended June 30, 1997 and 1996
                                  (unaudited)



                                                       1997          1996
                                                       ----          ----
Cash flows from operating activities:
  Net income...................................... $   615,426       605,322
  Adjustments to reconcile net income to
      net cash provided by operating activities:
    Depreciation..................................     215,794       215,794
    Amortization..................................       9,046         9,046
    Deferred rent receivable......................      15,909         3,212
    Changes in assets and liabilities:
      Accounts and rents receivable...............     (21,683)       18,562
      Other assets................................      (3,968)         (716)
      Accounts payable............................      (2,416)        6,310
      Accrued real estate taxes...................       8,980         8,786
      Due to Affiliates...........................      (2,567)       (6,111)
      Other current liabilities...................       6,563          -
                                                   ------------  ------------
Net cash provided by operating activities.........     841,084       860,205
                                                   ------------  ------------
Cash flows from financing activities:
  Deposits held for others........................      33,526        17,031
  Cash distributions..............................    (824,063)     (877,092)
                                                   ------------  ------------
Net cash used in financing activities.............    (790,537)     (860,061)
                                                   ------------  ------------
Net increase in cash and cash equivalents.........      50,547           144
Cash and cash equivalents at beginning of period..   1,043,462       981,562
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $ 1,094,009       981,706
                                                   ============  ============















                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                 June 30, 1997
                                  (unaudited)


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

                                 June 30, 1997
                                  (unaudited)


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

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates market. For the periods ended June 30, 1997 and December 31, 1996, included in cash and cash equivalents is approximately $361,400 and $327,800, respectively, held in an unrestricted escrow account for the payment of real estate taxes for Colonial Manor Living Center.

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

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1997
                                  (unaudited)


(2) Deferred Rent Receivable

Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the straight-line basis. The accompanying financial statements include decreases of $15,909 and $3,212 for the six months ended June 30, 1997 and 1996, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $366,725 and $382,634 in related deferred rent receivable as of June 30, 1997 and December 31, 1996, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made.


(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $358 and $2,925 was unpaid as of June 30, 1997 and December 31, 1996, respectively.

An Affiliate of the General Partner earned Property Management Fees of $16,311 and $15,668 for the six months ended June 30, 1997 and 1996, respectively, in connection with managing the Partnership's properties. Such fees are included in property operating expenses to Affiliates, all of which have been paid.

In connection with the sale of The Wholesale Club on January 8, 1991, the Partnership recorded $132,000 of sales commission payable to an Affiliate of the General Partner. Such commission has been deferred until the Limited Partners receive their Original Capital plus a return as specified in the Partnership Agreement.


(4)  Subsequent Events

During July 1997, the Partnership paid a distribution of $135,900 to the Limited Partners.

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

Liquidity and Capital Resources

On August 4, 1988, the Partnership commenced an Offering of 50,000 (subject to increase to 80,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 4, 1990, with total sales of 50,647.14 Units at $500 per Unit, resulting in gross offering proceeds of $25,323,569, not including the General Partner's contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Partnership has acquired five properties utilizing $21,224,542 of capital proceeds collected. On January 8, 1991, the Partnership sold one of its properties, The Wholesale Club. As of June 30, 1997, cumulative distributions to Limited Partners totaled $18,802,808, of which $4,395,565 represents proceeds from the sale of The Wholesale Club and $13,995,016 represents distributable cash flow from the properties. The Partnership repurchased 551.64 Units for $260,285 from various Limited Partners through the Unit Repurchase Program. There are no funds remaining for the repurchase of Units through this program.

As of June 30, 1997, the Partnership had cash and cash equivalents of $1,094,009 which includes approximately $361,400 held in an unrestricted escrow account for the payment of real estate taxes for Colonial Manor Living Center. The Partnership intends to use such remaining funds for distributions and for working capital requirements.

The properties owned by the Partnership are generating cash flow in excess of the 8% annualized distributions to the Limited Partners (paid monthly), in addition to covering all the operating expenses of the Partnership. As of June 30, 1997, the Partnership has made cumulative distributions of $253,868 in addition to the 8% annualized return to the Limited Partners from excess cash flow. To the extent that the cash flow from the properties is insufficient to meet the Partnership's needs, the Partnership may rely on advances from Affiliates of the General Partner, other short-term financing, or may sell one or more of the properties.

During May 1996, Euro-Fresh Market ("Euro-Fresh") began its occupancy of the anchor store of Water Tower Market Plaza in Palatine, Illinois and the shopping center has been renamed Euro-Fresh Market Plaza. Eagle Foods had assigned the lease on February 4, 1994 to Certified Grocers Midwest, Inc. ("Certified") who vacated in August 1995. Under the original lease, as well as the assignment of the lease, Eagle Foods has guaranteed payments until November 1998. As of June 30, 1997, there was one vacant space at Euro-Fresh Market Plaza for 1,246 square feet.

Results of Operations

At June 30, 1997, the Partnership owns four operating properties. Two of the Partnership's four operating properties, Scandinavian Health Spa and Colonial Manor Living Center, are leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant. The leases of the other two properties owned by the Partnership, K mart and Euro-Fresh Market Plaza, provide that the Partnership be responsible for maintenance of the structure and the parking lot and the tenants are required to reimburse the Partnership for portions of insurance, real estate taxes and common area maintenance. The Partnership sold one of its properties, The Wholesale Club, on January 8, 1991.

Rental and additional income increased for the three and six months ended June 30, 1997, as compared to the three and six months ended June 30, 1996, due to an increase in occupancy at Euro-Fresh Market Plaza. As of June 30, 1997, there was one vacant space at Euro-Fresh Market Plaza for 1,246 square feet.

Interest income increased for the three and six months ended June 30, 1997, as compared to the three and six months ended June 30, 1996, due to an increase in interest rates for the comparable periods.

Other income increased for the three and six months ended June 30, 1997, as compared to the three and six months ended June 30, 1996, due to the Partnership receiving real estate tax refunds for Colonial Manor Living Center.

Professional services to non-affiliates increased for the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, due to an increase in legal and accounting services required by the Partnership.

General and administrative expenses to Affiliates decreased for the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, due to a decrease in investor service expenses. General and administrative expenses to non-affiliates increased for the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, due to increases in supplies, printing, postage and state taxes.

Property operating expenses to non-affiliates increased for the three and six months ended June 30, 1997, as compared to the three and six months ended June 30, 1996, due to increases in repair and maintenance, supplies, insurance and real estate taxes at Euro-Fresh Market Plaza. This increase was partially offset by decreases in common area maintenance and marketing expenses at the property.

The following is a list of approximate occupancy levels for the Partnership's investment properties as of the end of each quarter during 1996 and 1997:


                                    1996                        1997
                          ------------------------    ------------------------
                           at     at    at    at        at    at    at    at
        Properties         3/31  6/30  9/30  12/31     3/31  6/30  9/30  12/31
        ----------         ----  ----  ----  -----     ----  ----  ----  -----
Scandinavian Health Spa    100%  100%  100%  100%      100%  100%
  Broadview Heights, Ohio

Colonial Manor             100%  100%  100%  100%      100%  100%
  LaGrange, Illinois

K mart                     100%  100%  100%  100%      100%  100%
  Chandler, Arizona

Euro-Fresh Market Plaza     91%*  89%   93%   95%       93%   98%
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



                            INLAND MONTHLY INCOME FUND II, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: August 11, 1997


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: August 11, 1997


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: August 11, 1997