Form 10-Q
period 1997-09-30
INLAND MONTHLY INCOME FUND II L P
filed 1997-11-12
CIK 835322

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

             For the Quarterly Period Ended September 30, 1997

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

                 September 30, 1997 and December 31, 1996
                                (unaudited)


                                  Assets
                                  ------

                                                       1997          1996
                                                       ----          ----
Current assets:
  Cash and cash equivalents (Note 1).............. $   919,486     1,043,462
  Accounts and rents receivable...................     188,645       139,447
  Current portion of deferred rent receivable
    (Note 2)......................................       1,329         1,366
  Other assets....................................       3,261           493
                                                   ------------  ------------
    Total current assets..........................   1,112,721     1,184,768
                                                   ------------  ------------
Investment properties (including acquisition fees
  paid to Affiliates of $1,430,682)(Note 1):
    Land..........................................   3,998,149     3,998,149
    Buildings and improvements....................  13,814,185    13,814,185
                                                   ------------  ------------
                                                    17,812,334    17,812,334
      Less accumulated depreciation...............   3,509,969     3,186,278
                                                   ------------  ------------
    Net investment properties.....................  14,302,365    14,626,056
                                                   ------------  ------------
Other assets:
  Deferred leasing fees to Affiliates (net of
    accumulated amortization of $120,390 and
    $106,820 at September 30, 1997 and December 31,
    1996, respectively) (Note 1)..................     107,342       120,912
  Deferred rent receivable, less current portion
    (Note 2)......................................     357,926       381,268
                                                   ------------  ------------
    Total other assets............................     465,268       502,180
                                                   ------------  ------------
Total assets...................................... $15,880,354    16,313,004
                                                   ============  ============










                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                   September 30, 1997 and December 31, 1996
                                  (unaudited)


                       Liabilities and Partners' Capital
                       ---------------------------------

                                                       1997          1996
                                                       ----          ----
Current liabilities:
  Accounts payable................................ $     6,169        14,122
  Accrued real estate taxes.......................     141,547       183,965
  Distributions payable (Note 4)..................     135,900       140,045
  Due to Affiliates (Note 3)......................      10,802         2,925
  Deposits held for others........................     266,377       340,767
  Other current liabilities.......................      26,925        26,925
                                                   ------------  ------------
    Total current liabilities.....................     587,720       708,749

Commission payable to Affiliates (Note 3).........     132,000       132,000
                                                   ------------  ------------
Total liabilities.................................     719,720       840,749
                                                   ------------  ------------
Partners' capital (Notes 1 and 4):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................      65,353        68,590
                                                   ------------  ------------
                                                        65,853        69,090
  Limited Partners:                                ------------  ------------
    Units of $500. Authorized 80,000 Units,
      50,095.50 Units outstanding (net of
      offering costs of $3,148,734, of which
      $653,165 was paid to Affiliates)............  21,916,510    21,916,510
    Cumulative net income.........................  12,397,833    11,469,545
    Cumulative distributions...................... (19,219,562)  (17,982,890)
                                                   ------------  ------------
                                                    15,094,781    15,403,165
                                                   ------------  ------------
      Total Partners' capital.....................  15,160,634    15,472,255
                                                   ------------  ------------
Total liabilities and Partners' capital........... $15,880,354    16,313,004
                                                   ============  ============






                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations

        For the three and nine months ended September 30, 1997 and 1996
                                  (unaudited)

                                         Three months           Nine months
                                            ended                 ended
                                         September 30,         September 30,
                                         -------------         -------------
                                       1997       1996       1997       1996
                                       ----       ----       ----       ----
Income:
  Rental income (Notes 1 and 2).... $ 480,653    475,680  1,437,430  1,427,514
  Additional rental income.........    41,731     37,057    125,279    116,464
  Interest income..................     9,170      8,397     26,826     24,078
  Other income.....................      -          -        17,489       -
                                    ---------- ---------- ---------- ----------
                                      531,554    521,134  1,607,024  1,568,056
Expenses:                           ---------- ---------- ---------- ----------
  Professional services to
    Affiliates.....................     3,300      3,076      9,230      9,551
  Professional services to
    non-affiliates.................      -          -        27,230     23,665
  General and administrative
    expenses to Affiliates.........     6,870      8,436     20,368     24,499
  General and administrative
    expenses to non-affiliates.....     1,567      2,223     14,397     13,299
  Property operating expenses to
    Affiliates.....................     7,392      8,494     23,703     24,162
  Property operating expenses to
    non-affiliates.................    90,379     68,324    249,784    212,137
  Depreciation.....................   107,897    107,896    323,691    323,690
  Amortization.....................     4,524      4,523     13,570     13,569
                                    ---------- ---------- ---------- ----------
                                      221,929    202,972    681,973    644,572
                                    ---------- ---------- ---------- ----------
Net income......................... $ 309,625    318,162    925,051    923,484
                                    ========== ========== ========== ==========

Net income (loss) allocated to:
  General Partner..................    (1,079)    (1,079)    (3,237)    (3,237)
  Limited Partners.................   310,704    319,241    928,288    926,721
                                    ---------- ---------- ---------- ----------
Net income......................... $ 309,625    318,162    925,051    923,484
                                    ========== ========== ========== ==========

Net loss allocated to the one
  General Partner Unit............. $  (1,079)    (1,079)    (3,237)    (3,237)
                                    ========== ========== ========== ==========
Net income allocated to Limited
  Partners per weighted average
  Limited Partnership Units of
  50,095.50........................ $    6.20       6.37      18.53      18.50
                                    ========== ========== ========== ==========

                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

               For nine months ended September 30, 1997 and 1996
                                  (unaudited)



                                                       1997          1996
                                                       ----          ----
Cash flows from operating activities:
  Net income...................................... $   925,051       923,484
  Adjustments to reconcile net income to
      net cash provided by operating activities:
    Depreciation..................................     323,691       323,690
    Amortization..................................      13,570        13,569
    Deferred rent receivable......................      23,379         4,673
    Changes in assets and liabilities:
      Accounts and rents receivable...............     (49,198)       38,503
      Other assets................................      (2,768)         (579)
      Accounts payable............................      (7,953)        8,931
      Accrued real estate taxes...................     (42,418)      (42,051)
      Due to Affiliates...........................       7,877        (6,996)
                                                   ------------  ------------
Net cash provided by operating activities.........   1,191,231     1,263,224
                                                   ------------  ------------
Cash flows from financing activities:
  Deposits held for others........................     (74,390)      (84,321)
  Cash distributions..............................  (1,240,817)   (1,292,705)
                                                   ------------  ------------
Net cash used in financing activities.............  (1,315,207)   (1,377,026)
                                                   ------------  ------------
Net decrease in cash and cash equivalents.........    (123,976)     (113,802)
Cash and cash equivalents at beginning of period..   1,043,462       981,562
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $   919,486       867,760
                                                   ============  ============
















                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                              September 30, 1997
                                  (unaudited)


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

Statement of Financial Accounting Standards No. 121 ("SFAS 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. As of September 30, 1997, the Partnership has not recognized any such impairment.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1997
                                  (unaudited)


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

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates market. For the periods ended September 30, 1997 and December 31, 1996, included in cash and cash equivalents is approximately $253,500 and $327,800, respectively, held in an unrestricted escrow account for the payment of real estate taxes for Colonial Manor Living Center.

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

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1997
                                  (unaudited)


(2) Deferred Rent Receivable

Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the straight-line basis. The accompanying financial statements include decreases of $23,379 and $4,673 for the nine months ended September 30, 1997 and 1996, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $359,255 and $382,634 in related deferred rent receivable as of September 30, 1997 and December 31, 1996, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made.


(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $10,802 and $2,925 was unpaid as of September 30, 1997 and December 31, 1996, respectively.

An Affiliate of the General Partner earned Property Management Fees of $23,703 and $24,162 for the nine months ended September 30, 1997 and 1996, respectively, in connection with managing the Partnership's properties. Such fees are included in property operating expenses to Affiliates, all of which have been paid.

In connection with the sale of The Wholesale Club on January 8, 1991, the Partnership recorded $132,000 of sales commission payable to an Affiliate of the General Partner. Such commission has been deferred until the Limited Partners receive their Original Capital plus a return as specified in the Partnership Agreement.


(4)  Subsequent Events

During October 1997, the Partnership paid a distribution of $135,900 to the Limited Partners.

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

Liquidity and Capital Resources

On August 4, 1988, the Partnership commenced an Offering of 50,000 (subject to increase to 80,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 4, 1990, with total sales of 50,647.14 Units at $500 per Unit, resulting in gross offering proceeds of $25,323,569, not including the General Partner's contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Partnership has acquired five properties utilizing $21,224,542 of capital proceeds collected. On January 8, 1991, the Partnership sold one of its properties, The Wholesale Club. As of September 30, 1997, cumulative distributions to Limited Partners totaled $19,219,562, of which $4,395,565 represents proceeds from the sale of The Wholesale Club and $14,823,997 represents distributable cash flow from the properties. The Partnership repurchased 551.64 Units for $260,285 from various Limited Partners through the Unit Repurchase Program. There are no funds remaining for the repurchase of Units through this program.

As of September 30, 1997, the Partnership had cash and cash equivalents of $919,486 which includes approximately $253,500 held in an unrestricted escrow account for the payment of real estate taxes for Colonial Manor Living Center. The Partnership intends to use such remaining funds for distributions and for working capital requirements.

The properties owned by the Partnership are generating cash flow in excess of the 8% annualized distributions to the Limited Partners (paid monthly), in addition to covering all the operating expenses of the Partnership. As of September 30, 1997, the Partnership has made cumulative distributions of $253,868 in addition to the 8% annualized return to the Limited Partners from excess cash flow. To the extent that the cash flow from the properties is insufficient to meet the Partnership's needs, the Partnership may rely on advances from Affiliates of the General Partner, other short-term financing, or may sell one or more of the properties.

During May 1996, Euro-Fresh Market ("Euro-Fresh") began its occupancy of the anchor store of Water Tower Market Plaza in Palatine, Illinois and the shopping center has been renamed Euro-Fresh Market Plaza. Eagle Foods had assigned the lease on February 4, 1994 to Certified Grocers Midwest, Inc. ("Certified") who vacated in August 1995. Under the original lease, as well as the assignment of the lease, Eagle Foods has guaranteed payments until November 1998. As of September 30, 1997, there was one vacant space at Euro-Fresh Market Plaza for 1,246 square feet.

Results of Operations

At September 30, 1997, the Partnership owns four operating properties. Two of the Partnership's four operating properties, Scandinavian Health Spa and Colonial Manor Living Center, are leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant. The leases of the other two properties owned by the Partnership, K mart and Euro-Fresh Market Plaza, provide that the Partnership be responsible for maintenance of the structure and the parking lot and the tenants are required to reimburse the Partnership for portions of insurance, real estate taxes and common area maintenance. The Partnership sold one of its properties, The Wholesale Club, on January 8, 1991.

Rental and additional income increased for the three and nine months ended September 30, 1997, as compared to the three and nine months ended September 30, 1996, due to an increase in occupancy at Euro-Fresh Market Plaza. As of September 30, 1997, there was one vacant space at Euro-Fresh Market Plaza for 1,246 square feet.

Interest income increased for the three and nine months ended September 30, 1997, as compared to the three and nine months ended September 30, 1996, due to an increase in interest rates for the comparable periods.

Other income increased for the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, due to the Partnership receiving real estate tax refunds for Colonial Manor Living Center.

Professional services to non-affiliates increased for the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, due to an increase in legal and accounting services required by the Partnership.

General and administrative expenses to Affiliates decreased for the three and nine months ended September 30, 1997, as compared to the three and nine months ended September 30, 1996, due to a decrease in investor services and data processing expenses. General and administrative expenses to non-affiliates increased for the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, due to increases in supplies, printing, postage and state taxes.

Property operating expenses to non-affiliates increased for the three and nine months ended September 30, 1997, as compared to the three and nine months ended September 30, 1996, due to increases in repair and maintenance, supplies, insurance and real estate taxes at Euro-Fresh Market Plaza. This increase was partially offset by decreases in common area maintenance and marketing expenses at the property.

The following is a list of approximate occupancy levels for the Partnership's investment properties as of the end of each quarter during 1996 and 1997:


                                    1996                        1997
                          ------------------------    ------------------------
                            at    at    at    at        at    at    at    at
        Properties         03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31
        ----------         ----- ----- ----- -----     ----- ----- ----- -----
Scandinavian Health Spa    100%  100%  100%  100%      100%  100%  100%
  Broadview Heights, Ohio

Colonial Manor             100%  100%  100%  100%      100%  100%  100%
  LaGrange, Illinois

K mart                     100%  100%  100%  100%      100%  100%  100%
  Chandler, Arizona

Euro-Fresh Market Plaza     91%*  89%   93%   95%       93%   98%   98%
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



                            INLAND MONTHLY INCOME FUND II, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: November 12, 1997


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: November 12, 1997


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: November 12, 1997