Form 10-K
period 1997-12-31
INLAND MONTHLY INCOME FUND II L P
filed 1998-03-26
CIK 835322

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                  For The Fiscal Year Ended December 31, 1997

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

The  Partnership  acquired  fee  ownership   of  the  following  real  property
investments:

     Property and Location            Square Feet          Date of Purchase
-----------------------------     -------------------  -----------------------
Scandinavian Health Spa                  26,040               10/19/88
Health & Racquet Club
Broadview Heights, Ohio

Wholesale Club                          103,000               12/06/88
Commercial Warehouse                                    (sold 01/08/91)
Fort Wayne, Indiana

Colonial Manor                          107,867               06/07/89
Nursing Home Facility
LaGrange, Illinois

K mart                                   84,146               12/29/89
Retail Store
Chandler, Arizona

Euro-Fresh Market Plaza                  52,475               12/31/90
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

The Partnership currently has significant net operating leases with Elite Care Corporation ("Elite"), K mart Corporation ("K mart") and Scandinavian Health Spa, Inc. ("SHS"). Revenues from the Elite lease for the Colonial Manor Nursing Home, the K mart lease for the K mart store and the SHS lease for the Scandinavian Health Spa represents approximately 40%, 21% and 17%, respectively, of the Partnership's income for the year ended December 31, 1997.

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

The Partnership had no employees during 1997.

The terms of transactions between the Partnership and Affiliates of the General Partner of the Partnership are set forth in Item 11 below and Note 3 of the Notes to Financial Statements (Item 8 of this Annual Report) to which reference is hereby made for a description of such terms and transactions.

The Partnership has reviewed its current computer systems and does not anticipate any future costs or problems relating to the year 2000.


Item 2.  Properties

The Partnership owns directly the properties referred to in Item 1 above and in
Note 4 of the Notes to Financial Statements (Item 8 of this Annual Report) to which reference is hereby made for a description of said properties.

The following is a list of approximate occupancy levels for the Partnership's investment properties as of the end of each of the last five years:

  Properties                   1997      1996      1995      1994      1993
  ----------                   ----      ----      ----      ----      ----
Scandinavian Health Spa        100%      100%      100%      100%      100%
  Health & Racquet Club
  Broadview Heights, Ohio

Colonial Manor                 100%      100%      100%      100%      100%
  Nursing Home Facility
  LaGrange, Illinois

K mart                         100%      100%      100%      100%      100%
  Retail Store
  Chandler, Arizona

Euro-Fresh Market Plaza         95%       95%       89%*      89%       97%
(f/k/a Water Tower Market
 Plaza)
  Shopping Center
  Palatine, Illinois

* Certified Grocers Midwest, Inc. vacated Water Tower Market Plaza in August 1995. Certified occupied 29,317 square feet, or approximately 56%, of the shopping center. This occupancy reflects the payment of guaranteed rental income received under the original lease. (See Liquidity and Capital Resources.)



The following is a list of average effective annual rents per square foot for the Partnership's investment properties for each of the last five years:

  Properties                   1997      1996      1995      1994      1993
  ----------                   ----      ----      ----      ----      ----
Scandinavian Health Spa      $ 13.79     13.79     13.79     12.54     12.54
  Health & Racquet Club
  Broadview Heights, Ohio

Colonial Manor                  8.00      8.00      8.00      8.00      8.00
  Nursing Home Facility
  LaGrange, Illinois

K mart                          5.37      5.37      5.37      5.37      5.37
  Retail Store
  Chandler, Arizona

Euro-Fresh Market Plaza         4.64      4.66      4.18      4.92      5.71
(f/k/a Water Tower Market
 Plaza)
  Shopping Center
  Palatine, Illinois

       The following tables set forth  certain  information with respect to the amount and expiration of leases for the Partnership's investment properties:
                                       Square
                                        Feet                           Renewal           Current        Rent Per
             Lessee                    Leased      Lease Ends          Options         Annual Rent     Square Foot
             ------                  ---------- ----------------- ------------------- -------------- --------------
Scandinavian Health Spa,                26,040      12/2004           2/5 years         $359,094         $13.79
    Inc.

Elite Care Corporation                 107,867       1/2001           1/10 years         889,784           8.25

K Mart Corporation                      84,146       7/2013           4/5 years          452,000           5.37

Euro-Fresh Market Plaza:
(f/k/a Water Tower Market Plaza)
    Certified Grocers                   29,317      11/1998             None              78,600           2.68
    Edelweiss Delicatessen               2,000      10/1998             None              15,300           7.65
    Land of Pets Pet Shop                4,000       3/1999           1/5 years           37,480           9.37
    Lim's Dry Cleaners                   1,500      12/1998             None              18,072          12.05
    Ohlson World Travel Agency           2,000       3/1998             None              19,788           9.89
    Papa John's Pizza                    2,125       9/2001           2/5 years           15,937           7.50
    TLC Medical Center                   1,275      11/2003             None               8,925           7.00
    TLC Medical Center                   1,700       7/2003             None              12,197           7.17
    TLC Medical Center                   2,294      11/2003             None              19,683           8.58
    Phase II Resale Shop                 1,018       3/1998             None              10,686          10.50
    Donka Chiropractic                   2,500       5/1998             None              24,000           9.60
    Vacant                               2,746

                                                     Approx.        Annual             Annual Base    % of Total    % of Annual
                                       Number    Gross Leasable      Base      Total    Rent Per         GLA         Base Rent
                              Year       of      Area ("GLA") of   Rent of    Annual   Sq. Ft Under   Represented   Represented
                             Ending    Leases    Expiring Leases   Expiring    Base     Expiring      By Expiring   By Expiring
        Property             Dec 31,  Expiring    (square feet)     Leases    Rent(1)    Leases         Leases        Leases
        --------             ------- ---------- ----------------- ---------- -------- -------------- ------------- -------------
Scandinavian Health Spa       1998-       -             -         $    -     $359,094  $      -             -             -
                              2003
                              2004        1           26,040        359,094   359,094       13.79         100%          100%

Colonial Manor Living Center  1998        -             -              -      907,749         -             -             -
                              1999        -             -              -      927,348         -             -             -
                              2000        -             -              -      946,947         -             -             -
                              2001        1          107,867        970,139   970,139        8.99         100%          100%

K Mart                        1998-       -             -              -      452,000         -             -             -
                              2007

Euro-Fresh Market Plaza
(f/k/a Water Tower Market
 Plaza                        1998        6           38,335        166,446   260,668        4.34       73.05%        63.85%
                              1999        1            4,000         39,240   101,068        9.81        7.62%        38.83%
                              2000        -             -              -       63,996         -             -             -
                              2001        1            2,125         22,312    65,823       10.50        4.05%        33.90%
                              2002        -             -              -       43,511         -             -             -
                              2003        3            5,269         43,511    43,511        8.26       10.04%          100%

(1) No assumptions have been made regarding the  releasing  of  expired  leases.    It is the opinion of the General
    Partner that the space will be released at market prices.

Item 3. Legal Proceedings

The Partnership is not subject to any material pending legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during 1997.



                                    PART II


Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 1997, there were 2,121 holders of Units of the Partnership. There is no public market for Units nor is it anticipated that any public market for Units will develop. Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.

Although the Partnership had established a Unit Repurchase Program, there are no funds remaining for the repurchase of Units through this program.

Item 6.  Selected Financial Data


                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

       For the years ended December 31, 1997, 1996, 1995, 1994 and 1993

                 (not covered by Independent Auditors' Report)


                            1997       1996       1995       1994       1993
                            ----       ----       ----       ----       ----
Total assets........... $15,973,079 16,313,004 16,720,422 17,242,725 17,654,173
                        =========== ========== ========== ========== ==========

Total income........... $ 2,148,859  2,108,760  2,072,835  2,109,593  2,109,623
                        =========== ========== ========== ========== ==========


Net income............. $ 1,277,365  1,269,375  1,250,956  1,297,389  1,331,635
                        =========== ========== ========== ========== ==========

Net loss per the one
  General Partner Unit. $    (4,316)    (4,316)    (4,316)    (4,316)    (4,313)
                        =========== ========== ========== ========== ==========

Net income allocated per
  Limited Partnership
  Unit (b)............. $     25.58      25.43      25.06      25.98      26.67
                        =========== ========== ========== ========== ==========

Distributions to
  Limited Partners..... $ 1,653,426  1,703,419  1,703,356  1,756,765  1,734,389
                        =========== ========== ========== ========== ==========

Distributions per
  Limited Partnership
  Unit (b)............. $     33.01      34.00      34.00      35.07      34.62
                        =========== ========== ========== ========== ==========


(a) The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

(b) The net income per Unit, basic and diluted, and distribution per Unit data is based upon the weighted average number of Units outstanding of 50,095.50.

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

Liquidity and Capital Resources

On August 4, 1988, the Partnership commenced an Offering of 50,000 (subject to increase to 80,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 4, 1990, with total sales of 50,647.14 Units at $500 per Unit, resulting in gross offering proceeds of $25,323,569, not including the General Partner's contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Partnership acquired five properties utilizing $21,224,542 of capital proceeds collected. On January 8, 1991, the Partnership sold one of its properties, The Wholesale Club. As of December 31, 1997, cumulative distributions to Limited Partners totaled $19,636,316, of which $4,395,565 represents proceeds from the sale of The Wholesale Club and $15,240,751 represents distributable cash flow from the properties. The Partnership repurchased 551.64 Units for $260,285 from various Limited Partners through the Unit Repurchase Program. There are no funds remaining for the repurchase of Units through this program.

As of December 31, 1997, the Partnership had cash and cash equivalents of $1,151,954 which includes approximately $372,200 held in an unrestricted escrow account for the payment of real estate taxes for Colonial Manor Living Center. The Partnership intends to use such remaining funds for distributions and for working capital requirements.

The properties owned by the Partnership are generating cash flow in excess of the 8% annualized distributions to the Limited Partners (paid monthly), in addition to covering all the operating expenses of the Partnership. As of December 31, 1997, the Partnership has made cumulative distributions of $253,868 in addition to the 8% annualized return to the Limited Partners from excess cash flow. To the extent that the cash flow from the properties is insufficient to meet the Partnership's needs, the Partnership may rely on advances from Affiliates of the General Partner, other short-term financing, or may sell one or more of the properties.

During May 1996, Euro-Fresh Market ("Euro-Fresh") began its occupancy of the anchor store of Water Tower Market Plaza in Palatine, Illinois and the shopping center has been renamed Euro-Fresh Market Plaza. Eagle Foods had assigned the lease on February 4, 1994 to Certified Grocers Midwest, Inc. ("Certified") who vacated in August 1995. Under the original lease, as well as the assignment of the lease, Eagle Foods has guaranteed payments until November 1998. As of December 31, 1997, there were two vacant spaces at Euro-Fresh Market Plaza for 2,746 square feet.

Results of Operations

At December 31, 1997, the Partnership owns four operating properties. Two of the Partnership's four operating properties, Scandinavian Health Spa and Colonial Manor Living Center, are leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant. The leases of the other two properties owned by the Partnership, K mart and Euro-Fresh Market Plaza (f/k/a Water Tower Market Plaza) provide that the Partnership be responsible for maintenance of the structure and the parking lot and the tenants are required to reimburse the Partnership for portions of insurance, real estate taxes and common area maintenance. The Partnership sold one of its properties, The Wholesale Club, on January 8, 1991.

Rental and additional income and property operating expenses to Affiliates increased for the years ended December 31, 1997 and 1996, as compared to the year ended December 31, 1995, due to two factors. Colonial Manor Living Center rental income increased due to an annual rental increases in February 1997 and 1996. Additionally, Euro-Fresh Market Plaza (f/k/a Water Tower Market Plaza) rental income increased due to scheduled rental increases and an increase in occupancy. As of December 31, 1997, there were two vacant spaces at Euro-Fresh Market Plaza for 2,746 square feet.

Interest income increased for the year ended December 31, 1997, as compared to the years ended December 31, 1996 and 1995, due to an increase in interest rates.

Other income increased for the year ended December 31, 1997, as compared to the years ended December 31, 1996 and 1995, due to the Partnership receiving miscellaneous receipts relating to Colonial Manor Living Center.

Professional services to Affiliates decreased for the years ended December 31, 1997 and 1996, as compared to the year ended December 31, 1995, due to decreases in in-house legal and accounting services required by the Partnership. Professional services to non-affiliates increased for the year ended December 31, 1997, as compared to the years ended December 31, 1996 and 1995, due to increases in legal services and accounting fees.

General and administrative expenses to Affiliates decreased for the year ended December 31, 1997, as compared to the year ended December 31, 1996, due to decreases in investor services and data processing expenses. General and administrative expenses to Affiliates decreased for the year ended December 31, 1996, as compared to the year ended December 31, 1995, due to decreases in marketing and data processing expenses. General and administrative expenses to non-affiliates increased for the year ended December 31, 1997, as compared to the years ended December 31, 1996 and 1995, due to increases in printing, supplies and state tax expenses.

Property operating expenses to non-affiliates increased for the year ended December 31, 1997, as compared to the year ended December 31, 1996, due to an increase in operating expenses at Euro-Fresh Market Plaza. Such expenses include repair and maintenance, insurance, legal and other professional fees and real estate taxes. This increase was partially offset by decreases in common area maintenance and marketing. Property operating expenses to non-affiliates increased for the year ended December 31, 1996, as compared to the year ended December 31, 1995, due to an increase in operating expenses at Euro-Fresh Market Plaza. Such expenses include repair and maintenance and marketing expenses. This increase was partially offset by decreases in common area maintenance and painting.

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

Item 8.  Financial Statements and Supplementary Data



                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)




                                     Index
                                     -----
                                                                          Page
                                                                          ----
Independent Auditors' Report.............................................  13

Financial Statements:

  Balance Sheets, December 31, 1997 and 1996.............................  14

  Statements of Operations, for the years ended
    December 31, 1997, 1996 and 1995.....................................  16

  Statements of Partners' Capital, for the years ended
    December 31, 1997, 1996 and 1995.....................................  17

  Statements of Cash Flows, for the years ended
    December 31, 1997, 1996 and 1995.....................................  18

  Notes to Financial Statements..........................................  19

Real Estate and Accumulated Depreciation (Schedule III)..................  26


Schedules not filed:

All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

INDEPENDENT AUDITORS' REPORT


To the Partners of
Inland Monthly Income Fund II, L.P.

We have audited the accompanying balance sheets of Inland Monthly Income Fund II, L.P. (a limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in item 14(c). These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Inland Monthly Income Fund II, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP



Chicago, Illinois
February 4, 1998

                     INLAND MONTHLY INCOME FUND II,  L.P.
                            (a limited partnership)

                                Balance Sheets

                          December 31, 1997 and 1996




                                    Assets
                                    ------

                                                       1997          1996
Current assets:                                        ----          ----
  Cash and cash equivalents (Note 1).............. $ 1,151,954     1,043,462
  Accounts and rents receivable...................     170,804       139,447
  Current portion of deferred rent
    receivable (Note 5)...........................       1,103         1,366
  Other assets....................................       2,061           493
                                                   ------------  ------------
Total current assets..............................   1,325,922     1,184,768
                                                   ------------  ------------
Investment properties (including acquisition
  fees paid to Affiliates of $1,430,682)
  (Notes 1, 3 and 4):
  Land............................................   3,998,149     3,998,149
  Buildings and improvements......................  13,814,185    13,814,185
                                                   ------------  ------------
                                                    17,812,334    17,812,334
    Less accumulated depreciation.................   3,617,865     3,186,278
                                                   ------------  ------------
Net investment properties.........................  14,194,469    14,626,056
                                                   ------------  ------------
Other assets:
  Deferred leasing fees to Affiliates (net of
    accumulated amortization of $124,912 and
    $106,820 for 1997 and 1996, respectively)
    (Notes 1 and 3)...............................     102,820       120,912
  Deferred rent receivable, less current portion
    (Notes 1 and 5)...............................     349,868       381,268
                                                   ------------  ------------
Total other assets................................     452,688       502,180
                                                   ------------  ------------
Total assets...................................... $15,973,079    16,313,004
                                                   ============  ============









                See accompanying notes to financial statements.

                     INLAND MONTHLY INCOME FUND II,  L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                          December 31, 1997 and 1996



                       Liabilities and Partners' Capital
                       ---------------------------------
                                                       1997          1996
                                                       ----          ----
Current liabilities:
  Accounts payable................................ $     2,708        14,122
  Accrued real estate taxes.......................     188,729       183,965
  Distributions payable (Note 7)..................     140,427       140,045
  Due to Affiliates (Note 3)......................       1,648         2,925
  Deposits held for others........................     384,448       340,767
  Other current liabilities.......................      26,925        26,925
                                                   ------------  ------------
Total current liabilities.........................     744,885       708,749

Commission payable to Affiliate (Note 3)..........     132,000       132,000
                                                   ------------  ------------
Total liabilities.................................     876,885       840,749
                                                   ------------  ------------
Partners' capital (Notes 1, 2 and 3):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................      64,274        68,590
                                                   ------------  ------------
                                                        64,774        69,090
  Limited Partners:                                ------------  ------------
    Units of $500. Authorized 80,000 Units,
      50,095.50 Units outstanding (net of offering
      costs of $3,148,734, of which $653,165
      was paid to Affiliates).....................  21,916,510    21,916,510
    Cumulative net income.........................  12,751,226    11,469,545
    Cumulative distributions...................... (19,636,316)  (17,982,890)
                                                   ------------  ------------
                                                    15,031,420    15,403,165
                                                   ------------  ------------
Total Partners' capital...........................  15,096,194    15,472,255
                                                   ------------  ------------
Total liabilities and Partners' capital........... $15,973,079    16,313,004
                                                   ============  ============







                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations

             For the years ended December 31, 1997, 1996 and 1995


                                         1997          1996          1995
Income:                                  ----          ----          ----
  Rental income (Notes 1, 4 and 5).. $ 1,917,095     1,918,275     1,892,936
  Additional rental income..........     165,331       157,981       144,535
  Interest income...................      36,424        32,504        32,707
  Other income......................      30,009          -            2,657
                                     ------------  ------------  ------------
                                       2,148,859     2,108,760     2,072,835
Expenses:                            ------------  ------------  ------------
  Professional services to
    Affiliates......................      11,850        14,024        19,466
  Professional services to
    non-affiliates..................      27,230        25,541        24,550
  General and administrative
    expenses to Affiliates..........      25,632        30,024        35,026
  General and administrative
    expenses to non-affiliates......      15,115        13,781        13,641
  Property operating expenses
    to Affiliates...................      33,150        31,848        31,068
  Property operating expenses
    to non-affiliates...............     308,838       274,488       248,448
  Depreciation......................     431,587       431,587       431,587
  Amortization......................      18,092        18,092        18,093
                                     ------------  ------------  ------------
                                         871,494       839,385       821,879
                                     ------------  ------------  ------------
Net income.......................... $ 1,277,365     1,269,375     1,250,956
                                     ============  ============  ============
Net income (loss) allocated to
  (Note 2):
  General Partner................... $    (4,316)       (4,316)       (4,316)
  Limited Partners..................   1,281,681     1,273,691     1,255,272
                                     ------------  ------------  ------------
Net income.......................... $ 1,277,365     1,269,375     1,250,956
                                     ============  ============  ============
Net loss allocated to the
  one General Partner Unit.......... $    (4,316)       (4,316)       (4,316)
                                     ============  ============  ============
Net income per Unit, basic and
  diluted, allocated to Limited
  Partners per weighted average
  Limited Partnership Units of
  50,095.50......................... $     25.58         25.43         25.06
                                     ============  ============  ============



                See accompanying notes to financial statements.

                     INLAND MONTHLY INCOME FUND II,  L.P.
                            (a limited partnership)

                        Statements of Partners' Capital

             For the years ended December 31, 1997, 1996 and 1995



                                        General       Limited
                                        Partner       Partners       Total
                                     ------------  ------------  ------------
Balance January 1, 1995............. $    77,722    16,280,977    16,358,699

Net income (loss)...................      (4,316)    1,255,272     1,250,956
Distributions ($34.00 per weighted
  average of Limited Partnership
  Units of 50,095.50)...............        -       (1,703,356)   (1,703,356)
                                     ------------  ------------  ------------
Balance December 31, 1995...........      73,406    15,832,893    15,906,299

Net income (loss)...................      (4,316)    1,273,691     1,269,375
Distributions ($34.00 per weighted
  average of Limited Partnership
  Units of 50,095.50)...............        -       (1,703,419)   (1,703,419)
                                     ------------  ------------  ------------
Balance December 31, 1996...........      69,090    15,403,165    15,472,255

Net income (loss)...................      (4,316)    1,281,681     1,277,365
Distributions ($33.01 per weighted
  average of Limited Partnership
  Units of 50,095.50)...............        -       (1,653,426)   (1,653,426)
                                     ------------  ------------  ------------
Balance December 31, 1997........... $    64,774    15,031,420    15,096,194
                                     ============  ============  ============




















                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

             For the years ended December 31, 1997, 1996 and 1995



                                         1997          1996          1995
Cash flows from operating activities:    ----          ----          ----
  Net income........................ $ 1,277,365     1,269,375     1,250,956
  Adjustments to reconcile net
      income to net cash provided by
      operating activities:
    Depreciation....................     431,587       431,587       431,587
    Amortization....................      18,092        18,092        18,093
    Deferred rent receivable........      31,663        (1,066)        1,878
    Changes in assets and liabilities:
      Accounts and rents receivable.     (31,357)       20,528         8,730
      Other assets..................      (1,568)          177          (316)
      Accounts payable..............     (11,414)        8,628       (29,160)
      Accrued real estate taxes.....       4,764         3,940         7,831
      Due to Affiliates.............      (1,277)       (4,473)        6,718
      Other current liabilities.....        -             -          (25,000)
Net cash provided by operating       ------------  ------------  ------------
  activities........................   1,717,855     1,746,788     1,671,317
                                     ------------  ------------  ------------
Cash flows from financing activities:
  Deposits held for others..........      43,681        18,912       (30,292)
  Cash distributions ...............  (1,653,044)   (1,703,800)   (1,703,356)
Net cash used in financing           ------------  ------------  ------------
    activities......................  (1,609,363)   (1,684,888)   (1,733,648)
                                     ------------  ------------  ------------
Net increase (decrease) in cash and
    cash equivalents................     108,492        61,900       (62,331)
Cash and cash equivalents at
  beginning of year.................   1,043,462       981,562     1,043,893
Cash and cash equivalents at end     ------------  ------------  ------------
  of year........................... $ 1,151,954     1,043,462       981,562
                                     ============  ============  ============














                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

             For the years ended December 31, 1997, 1996 and 1995


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

Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. As of December 31, 1997 and 1996, the Partnership has not recognized any such impairment.

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

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates market. For the years ended December 31, 1997 and 1996, included in cash and cash equivalents is approximately $372,200 and $327,800, respectively, held in an unrestricted escrow account for the payment of real estate taxes for Colonial Manor Living Center.

Statement of Financial Accounting Standards No. 128 "Earnings per Share" was adopted by the Partnership for the year ended December 31, 1997 and has been applied to all prior earnings periods presented in the financial statements. The Partnership has no dilutive securities.

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
                                       1997                      1996
                             ------------------------- -----------------------
                                             Tax                       Tax
                                GAAP        Basis         GAAP        Basis
                                Basis    (unaudited)      Basis    (unaudited)
                             ----------- ------------- ----------- -----------
Total assets................ $15,973,079   19,121,812   16,313,004  19,461,737

Partners' capital:
  General Partner...........      64,774       11,997       69,090      16,313
  Limited Partners..........  15,031,420   18,232,931   15,403,165  18,604,676

Net income (loss):
  General Partner...........      (4,316)      (4,316)      (4,316)     (4,316)
  Limited Partners..........   1,281,681    1,359,396    1,273,691   1,317,530

Net income per Limited
  Partnership Unit..........       25.58        27.14        25.43       26.30

The net income per Unit, basic and diluted, is based upon the weighted average number of Units of 50,095.50.

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

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $1,648 and $2,925 was unpaid as of December 31, 1997 and 1996, respectively.

An Affiliate of the General Partner earned Property Management Fees of $33,150, $31,848 and $31,068 for the years ended December 31, 1997, 1996 and 1995, respectively, in connection with managing the Partnership's properties. Such fees are included in property operating expenses to Affiliates, all of which has been paid as of December 31, 1997.

In connection with the sale of The Wholesale Club on January 8, 1991, the Partnership recorded $132,000 of sales commission payable to an Affiliate of the General Partner. Such commission has been deferred until the Limited Partners receive their Original Capital plus a return as specified in the Partnership Agreement.


(4) Investment Properties

Colonial Manor Living Center, LaGrange, Illinois
------------------------------------------------
On June 7, 1989, the Partnership took title to this property which an Affiliate of the General Partner purchased on behalf of the Partnership from an unaffiliated third party for $6,787,232. The property consists of a 107,867 square-foot nursing care facility located in LaGrange, Illinois. The total cost of this property to the Partnership was $7,521,881, which includes acquisition fees of $601,675 and acquisition costs of $132,974. The center is currently
100% leased to Elite Care Corporation. The lease is a triple-net lease and expires January 2001. The tenant has the right to extend the lease for an additional ten-year term. The rent per annum is $889,784 and adjusts annually. In 1992, the current operator of this facility negotiated with a new operator to sublease the facility. The General Partner approved the transaction with no significant changes to the terms of the lease.

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

Euro-Fresh Market Plaza (f/k/a Water Tower Market Plaza), Palatine, Illinois
----------------------------------------------------------------------------
On December 31, 1990, the Partnership took title to this property from an unaffiliated third party for $2,000,000. The property consists of two buildings aggregating 52,475 square feet. One of the buildings is a food store and the other is a multi-tenant building containing twelve commercial units. The total cost of this property to the Partnership was $2,186,383, which includes acquisition fees of $180,645 and related acquisition costs of $5,738. The property is 95% leased on a net basis with the tenants responsible for their portion of real estate taxes and common area maintenance. The Partnership is responsible for its share of real estate taxes and common area maintenance plus the maintenance of the structures and the parking lot. Then anchor tenant, Eagle Food Store, had a lease through May 1997 with an annual rent of $78,600. The current tenants in the 12-unit building have leases ranging from one to five years at an average monthly rent of $1,517 per tenant. In January 1994, the anchor tenant at the shopping center, Eagle Foods, closed its store. In February 1994, with the approval of the General Partner, Eagle Foods assigned its lease to Certified Grocers Midwest, Inc. ("Certified"). Certified occupied the store from March 1994 until August 1995. In May 1996, Euro-Fresh Market ("Euro-Fresh") began its occupancy of the anchor store and the shopping center was renamed Euro-Fresh Market Plaza. Under the original lease, as well as the assignment of the lease, Eagle Foods has guaranteed payments until November 1998.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


Cost and accumulated depreciation of the above properties are summarized as follows:
                                                1997           1996
    Health and Racquet Club:                ------------   ------------
         Cost.............................. $ 3,016,527      3,016,527
         Less accumulated depreciation.....     667,817        595,620
                                            ------------   ------------
                                              2,348,710      2,420,907
    Retail Store:                           ------------   ------------
         Cost..............................   5,072,473      5,072,473
         Less accumulated depreciation.....     849,298        744,230
                                            ------------   ------------
                                              4,223,175      4,328,243
    Nursing Home:                           ------------   ------------
         Cost..............................   7,521,881      7,521,881
         Less accumulated depreciation.....   1,763,468      1,558,015
                                            ------------   ------------
                                              5,758,413      5,963,866
    Shopping Center:                        ------------   ------------
         Cost..............................   2,201,453      2,201,453
         Less accumulated depreciation.....     337,282        288,413
                                            ------------   ------------
                                              1,864,171      1,913,040
                                            ------------   ------------
    Total.................................. $14,194,469     14,626,056
                                            ============   ============


(5) Operating Leases

Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the straight-line basis. The accompanying financial statements include a decrease of $31,663, an increase of $1,066 and a decrease of $1,878 in 1997, 1996 and 1995, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $350,971 and $382,634 in related deferred rent receivable as of December 31, 1997 and 1996, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made. Deferred rent receivable of $3,719 was written off against rental income for the year ended December 31, 1997, due to two tenants vacating at Euro-Fresh Market Plaza.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


Minimum lease payments to be received in the future from operating leases are as follows:

         1998.......................................... $ 1,908,577
         1999..........................................   1,780,518
         2000..........................................   1,791,752
         2001..........................................     918,541
         2002..........................................     821,961
         Thereafter....................................   5,434,718
                                                        ------------
         Total......................................... $12,656,067
                                                        ============

Pursuant to the lease agreements, tenants of Euro-Fresh Market Plaza (f/k/a Water Tower Market Plaza) are required to reimburse the Partnership for their prorata share of the real estate taxes and operating expenses of the property. Such amounts are included in additional rental income.

The Partnership currently has significant net operating leases with Elite Care Corporation ("Elite"), K mart Corporation ("K mart") and Scandinavian Health Spa, Inc. ("SHS"). Revenues from the Elite lease for the Colonial Manor Nursing Home, the K mart lease for the K mart store and the SHS lease for the Scandinavian Health Spa represents approximately 40%, 21% and 17%, respectively, of the Partnership's income for the year ended December 31, 1997.


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


(7) Subsequent Events

During January 1998, the Partnership paid a distribution of $140,427 to the Limited Partners.

                                                         INLAND MONTHLY INCOME FUND II, L.P.
                                                               (a limited partnership)
                                                                    Schedule III
                                                      Real Estate and Accumulated Depreciation
                                                                  December 31, 1997
                          Initial cost
                          to Partnership                            Gross amount at which carried
                               (A)              Costs                   at end of period (B)
                     -----------------------              -------------------------------------------------           Life on which
                                             capitalized                                                    Date      depreciation
                                 Buildings    subsequent              Buildings               Accumulated   Con-      in latest Stmt
                                    and          to                     and         Total     Depreciation  stru-Date of Operations
                        Land    improvements acquisition    Land    improvements     (C)          (D)       cted Acq   is computed
                     ---------- ------------ ------------ --------- ------------- ---------- -------------- ---- ---- --------------
Health & Racquet Club:
  Scandinavian Health
    Spa, Inc.                                                                                                    10/19
  Broadview Hts., OH $  850,609   2,165,039          879    850,609   2,165,918    3,016,527      667,817   1984  1988  30 years

Nursing Home Facility:
  Colonial Manor                                                                                                 06/07
  LaGrange, IL          416,390   7,105,491         -       416,390   7,105,491    7,521,881    1,763,468   1924  1989  40 years

Retail Store:
  K mart                                                                                                         12/29
  Chandler, AZ        1,920,439   3,152,034         -     1,920,439   3,152,034    5,072,473      849,298   1986  1989  30 years

Shopping Center:
  Euro-Fresh Market Plaza
  (f/k/a Water Tower Market
   Plaza                                                                                                         12/31
  Palatine, IL          810,711   1,375,672       15,070    810,711   1,390,742    2,201,453      337,282   1973  1990  30 years
                     ---------- ------------ ------------ --------- ------------  ---------- -------------

             Totals  $3,998,149  13,798,236       15,949  3,998,149  13,814,185   17,812,334    3,617,865
                     ========== ============ ============ ========= ============  ========== =============

Notes:
  (A) The initial cost to the Partnership represents the original purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
  (B) The aggregate cost of real estate owned at December 31, 1997 for Federal income tax purposes was approximately $17,812,334
      (unaudited.)
  (C) Reconciliation of real estate owned:
                                                                1997             1996              1995
                                                                ----             ----              ----
         Balance at beginning of year.................... $  17,812,334       17,812,334        17,812,334
         Sales...........................................          -                -                 -
                                                          --------------    -------------    --------------
         Balance at end of year.......................... $  17,812,334       17,812,334        17,812,334
                                                          ==============    =============    ==============

  (D) Reconciliation of accumulated depreciation:

         Balance at beginning of year.................... $   3,186,278        2,754,691         2,323,104
         Depreciation expense............................       431,587          431,587           431,587
                                                          --------------    -------------    --------------
         Balance at end of year.......................... $   3,617,865        3,186,278         2,754,691
                                                          ==============    =============    ==============


Item 9. Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure matters during 1997.


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

    DANIEL L. GOODWIN (age 54) is Chairman of the Board of Directors of The Inland Group, Inc., a billion-dollar real estate and financial organization located in Oak Brook, Illinois. Among Inland's subsidiaries is the largest property management firm in Illinois and one of the largest commercial real estate and mortgage banking firms in the Midwest.

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

Mr. Goodwin has served on the Board of the Illinois State Affordable Housing Trust Fund for the past 7 years. He is an advisor for the Office of Housing
Coordination Services of the State  of  Illinois,  and  a member of the Seniors
Housing Committee of the National Multi-Housing Council. Recently, Governor Edgar appointed him Chairman of the Housing Production Committee for the Illinois State Affordable Housing Conference. He also served as a member of the Cook County Commissioner's Economic Housing Development Committee, and he was the Chairman of the DuPage County Affordable Housing Task Force. The 1992 Catholic Charities Award was presented to Mr. Goodwin for his work in addressing affordable housing needs. The City of Hope designated him as the Man of the Year for the Illinois construction industry. In 1989, the Chicago Metropolitan Coalition on Aging presented Mr. Goodwin with an award in recognition of his efforts in making housing more affordable to Chicago's Senior Citizens. On May 4, 1995, PADS, Inc. (Public Action to Deliver Shelter) presented Mr. Goodwin with an award, recognizing The Inland Group as the leading corporate provider of transitional housing for the homeless people of DuPage County. Mr. Goodwin also serves as Chairman of New Directions Housing Corporation, a leading provider of affordable housing in northern Illinois.

Mr. Goodwin is a product of Chicago-area schools, and obtained his Bachelor's and Master's Degrees from Illinois Universities. Following graduation, he taught for five years in the Chicago Public Schools. His commitment to education has continued through his work with the Better Boys Foundation's Pilot Elementary School in Chicago, and the development of the Inland Vocational Training Center for the Handicapped located at Little City in Palatine, Illinois. He personally established an endowment which funds a perpetual scholarship program for inner-city disadvantaged youth. In 1990 he received the Northeastern Illinois University President's Meritorious Service Award. Mr. Goodwin holds a Master's Degree in Education from Northern Illinois University, and in 1986, he was awarded an Honorary Doctorate from Northeastern Illinois University College of Education. More than 12 years ago, under Mr. Goodwin's direction, Inland instituted a program to educate disabled students about the workplace. Most of these original students are still employed at Inland today, and Inland continues as one of the largest employers of the disabled in DuPage County. Mr. Goodwin has served as a member of the Board of Governors of Illinois State Colleges and Universities, and he is currently a trustee of Benedictine University. He was elected Chairman of Northeastern Illinois University Board of Trustees in January 1996.

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

    ROBERT H. BAUM (age 54) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Baum is Vice Chairman and Executive Vice President-General Counsel of The Inland Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group, Inc. and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American
Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois. He received his B.S. Degree from the University of Wisconsin and his J.D. Degree from Northwestern University School of Law. Mr. Baum has served as a director of American National Bank of DuPage. Currently, he serves as a director of Westbank, and is a member of the Governing Council of Wellness House, a charitable organization that provides emotional support for cancer patients and their families.

    G. JOSEPH COSENZA (age 54) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Cosenza is a Director and Vice Chairman of The Inland Group, Inc. and oversees, coordinates and directs Inland's many enterprises. In addition, immediately supervises a staff of eight persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods.

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

Mr. Cosenza has also been Chairman of the Board of American National Bank of DuPage, and has served on the Board of Directors of Continental Bank of Oakbrook Terrace. He is presently Chairman of the Board of Westbank in Westchester and Hillside, Illinois.

    ROBERT D. PARKS  (age  54)    is  a  Director  of  The  Inland Group, Inc.,
President, Chairman and Chief Executive Officer of Inland Real Estate Investment Corporation and President, Chief Executive Officer, Chief Operating Officer and Affiliated Director of Inland Real Estate Corporation.

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

    NORBERT J. TREONIS (age 47) joined The Inland Group, Inc. and its affiliates in 1975 and he is currently Chairman and Chief Executive Officer of The Inland Property Management Group, Inc. and a Director of The Inland Group, Inc. He serves on the Board of Directors of all Inland subsidiaries involved in the property management, acquisitions and maintenance of real estate, including Mid-America Property Management Corporation, and Metropolitan Construction Services, Inc. Mr. Treonis is charged with the responsibility of the overall management and leasing of all apartment units, retail, industrial and commercial properties nationwide.

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

    CATHERINE L. LYNCH (age 39) joined Inland in 1989 and is the Treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the Corporate Accounting Department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG Peat Marwick since 1980. She received her B.S. degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

    PAUL J. WHEELER (age 45) joined Inland in 1982 and is currently the President of Inland Property Sales, Inc., the entity responsible for all corporately owned real estate. Mr. Wheeler received his B.A. degree in
Economics from  DePauw  University  and  an  M.B.A.  in Finance/Accounting from
Northwestern University. Mr. Wheeler is a Certified Public Accountant and licensed real estate broker. For three years prior to joining Inland, Mr. Wheeler was Vice President/Finance at the real estate brokerage firm of Quinlan & Tyson, Inc.

    ROBERTA S. MATLIN (age 53) joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President-Investments. Prior to that, Ms. Matlin spent 11 years with the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. As Senior Vice President-Investments, she directs the day-to-day internal operations of the General Partner. Ms. Matlin received her B.A. degree from the University of Illinois. She is registered with the National Association of Securities Dealers, Inc. as a General Securities Principal.

    MARK ZALATORIS (age 40) joined Inland in 1985 and currently serves as Vice President of Inland Real Estate Investment Corporation. His responsibilities include the coordination of due diligence activities by selling broker/dealers and is also involved with limited partnership asset management including the mortgage funds.  Mr.  Zalatoris  is  a  graduate  of the University of Illinois where he received a Bachelors degree in Finance and a Masters degree in Accounting and Taxation. He is a Certified Public Accountant and holds a General Securities License with Inland Securities Corporation.

    PATRICIA A. CHALLENGER (age 45) joined Inland in 1985. Ms. Challenger serves as Senior Vice President of Inland Real Estate Investment Corporation in the area of Asset Management. As head of the Asset Management Department, she develops operating and disposition strategies for all investment-owned properties. Ms. Challenger received her Bachelor's degree from George
Washington University and her Master's from Virginia Tech University. Ms. Challenger was selected and served from 1980-1984 as Presidential Management Intern, where she was part of a special government-wide task force to eliminate waste, fraud and abuse in government contracting and also served as Senior Contract Specialist responsible for capital improvements in 109 government properties. Ms. Challenger is a licensed real estate broker, NASD registered securities sales representative and is a member of the Urban Land Institute.

    KELLY TUCEK (age 35) joined Inland in 1989 and is an Assistant Vice President of Inland Real Estate Investment Corporation. As of August 1996, Ms. Tucek is responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

    VENTON J. CARLSTON (age 40) joined Inland in 1985 and is the Assistant Controller of Inland Real Estate Investment Corporation where he supervises the corporate bookkeeping staff and is responsible for financial statement preparation and budgeting for Inland Real Estate Investment Corporation and its subsidiaries. Prior to joining Inland, Mr. Carlston was a partnership accountant with JMB Realty. He received his B.S. degree in Accounting from Southern Illinois University. Mr. Carlston is a Certified Public Accountant and a member of the Illinois CPA Society. He is registered with the National Association of Securities Dealers, Inc. as a Financial Operations Principal.

Item 11.  Executive Compensation

The General Partner is entitled to receive a share of cash distributions when a Preferential Return of 10% of Cash Available for Distribution has been made to the Limited Partners, and a share of profits or losses as described under the caption "Cash Distributions" at page 42 and "Allocation of Profits and Losses" at pages 41 and 42 of the Prospectus, and at pages A-6 to A-10 of the Partnership Agreement, included as an exhibit to the Prospectus, which is incorporated herein by reference. Reference is also made to Note 2 of the Notes to Financial Statements (Item 8 of this Annual Report) for a description of such distributions and allocations for 1997.

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

The General Partner of the Partnership and its Affiliates may be reimbursed for their expenses or out-of-pocket expenses relating to administration of the Partnership and salaries and direct expenses of employees of the General Partner and its Affiliates for the administration of the Partnership. Such costs for 1997 were $37,482, of which $1,648 was unpaid as of December 31, 1997.

During 1997, Affiliates of the General Partner earned $33,150 in management fees in connection with managing the Partnership's properties, all of which is paid as of December 31, 1997.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Units of the Partnership.

(b) The officers and directors of the General Partner of the Partnership own as a group the following Units of the Partnership:


                                 Amount and Nature
                                  of Beneficial           Percent
    Title of Class                  Ownership            of Class
    ---------------              -------------------  ---------------
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

(c) Financial Statement Schedules.

    Financial statement schedules for the years ended December 31, 1997, 1996 and 1995 are submitted herewith:

                                                                     Page


    Real Estate and Accumulated Depreciation, (Schedule III)........  26

    All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(d) Reports on Form 8-K.

    None.


No Annual Report or proxy material for the year 1997 has been sent to the Partners of the Partnership. An Annual Report will be sent to the Partners subsequent to this filing and the Partnership will furnish copies of such report to the Commission when it is sent to the Partners.

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

                            INLAND MONTHLY INCOME FUND II, L.P.
                            Inland Real Estate Investment Corporation
                            General Partner

                                  /s/ Robert D. Parks

                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 26, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                            By: Inland Real Estate Investment Corporation General Partner

                                  /s/ Robert D. Parks

                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 26, 1998

                                  /s/ Patricia A. Challenger

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: March 26, 1998

                                  /s/ Kelly Tucek

                            By:   Kelly Tucek
                                  Principal Financial Officer
                                  and Principal Accounting Officer
                            Date: March 26, 1998

                                  /s/ Daniel L. Goodwin

                            By:   Daniel L. Goodwin
                                  Director
                            Date: March 26, 1998

                                  /s/ Robert H. Baum

                            By:   Robert H. Baum
                                  Director
                            Date: March 26, 1998