Form 10-Q
period 1998-03-31
INLAND MONTHLY INCOME FUND II L P
filed 1998-05-15
CIK 835322

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1998

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

                              Balance Sheets

                   March 31, 1998 and December 31, 1997
                                (unaudited)


                                  Assets
                                  ------

                                                       1998          1997
                                                       ----          ----
Current assets:
  Cash and cash equivalents (Note 1).............. $ 1,090,910     1,151,954
  Accounts and rents receivable...................     160,503       170,804
  Current portion of deferred rent receivable
    (Note 2)......................................         427         1,103
  Other assets....................................         911         2,061
                                                   ------------  ------------
Total current assets..............................   1,252,751     1,325,922
                                                   ------------  ------------
Investment properties (including acquisition fees
  paid to Affiliates of $1,430,682)(Notes 1 and 3):
    Land..........................................   3,998,149     3,998,149
    Buildings and improvements....................  13,814,185    13,814,185
                                                   ------------  ------------
                                                    17,812,334    17,812,334
      Less accumulated depreciation...............   3,725,762     3,617,865
                                                   ------------  ------------
Net investment properties.........................  14,086,572    14,194,469
                                                   ------------  ------------
Other assets:
  Deferred leasing fees to Affiliates (net of
    accumulated amortization of $129,436 and
    $124,912 at March 31, 1998 and December 31,
    1997, respectively)(Notes 1 and 3)............      98,296       102,820
  Deferred rent receivable, less current portion
    (Note 2)......................................     338,406       349,868
                                                   ------------  ------------

Total other assets................................     436,702       452,688
                                                   ------------  ------------
Total assets...................................... $15,776,025    15,973,079
                                                   ============  ============



                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                     March 31, 1998 and December 31, 1997
                                  (unaudited)


                       Liabilities and Partners' Capital
                       ---------------------------------

                                                       1998          1997
                                                       ----          ----
Current liabilities:
  Accounts payable................................ $    15,239         2,708
  Accrued real estate taxes.......................     148,400       188,729
  Distributions payable (Note 4)..................     140,427       140,427
  Due to Affiliates (Note 3)......................      10,187         1,648
  Deposits held for others........................     314,789       384,448
  Other current liabilities.......................      26,925        26,925
                                                   ------------  ------------
Total current liabilities.........................     655,967       744,885

Commission payable to Affiliate (Note 3)..........     132,000       132,000
                                                   ------------  ------------
Total liabilities.................................     787,967       876,885
                                                   ------------  ------------
Partners' capital (Notes 1, 3 and 4):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................      63,195        64,274
                                                   ------------  ------------
                                                        63,695        64,774
  Limited Partners:                                ------------  ------------
    Units of $500. Authorized 80,000 Units,
      50,095.50 Units outstanding (net of
      offering costs of $3,148,734, of which
      $653,165 was paid to Affiliates)............  21,916,510    21,916,510
    Cumulative net income.........................  13,051,862    12,751,226
    Cumulative distributions...................... (20,044,009)  (19,636,316)
                                                   ------------  ------------
                                                    14,924,363    15,031,420
                                                   ------------  ------------
Total Partners' capital...........................  14,988,058    15,096,194
                                                   ------------  ------------
Total liabilities and Partners' capital........... $15,776,025    15,973,079
                                                   ============  ============






                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations

              For the three months ended March 31, 1998 and 1997
                                  (unaudited)


                                                       1998          1997
                                                       ----          ----
Income:
  Rental income (Notes 1 and 2)................... $   481,675       476,759
  Additional rental income........................      37,443        41,784
  Interest income.................................       9,790         8,367
                                                   ------------  ------------
                                                       528,908       526,910
Expenses:                                          ------------  ------------
  Professional services to Affiliates.............       3,200         3,541
  Professional services to non-affiliates.........      27,250        24,380
  General and administrative expenses to
    Affiliates....................................       8,793         9,352
  General and administrative expenses to
    non-affiliates................................       6,869         8,348
  Property operating expenses to Affiliates.......       8,866         7,535
  Property operating expenses to non-affiliates...      61,952        65,243
  Depreciation....................................     107,897       107,897
  Amortization....................................       4,524         4,523
                                                   ------------  ------------
                                                       229,351       230,819
                                                   ------------  ------------
Net income........................................ $   299,557       296,091
                                                   ============  ============

Net income (loss) allocated to:
  General Partner.................................      (1,079)       (1,079)
  Limited Partners................................     300,636       297,170
                                                   ------------  ------------
Net income........................................ $   299,557       296,091
                                                   ============  ============

Net loss allocated to the one General Partner Unit $    (1,079)       (1,079)
                                                   ============  ============
Net income per Unit, basic and diluted, allocated
  to Limited Partners per weighted average Limited
  Partnership Units of 50,095.50.................. $      6.00          5.93
                                                   ============  ============








                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

              For the three months ended March 31, 1998 and 1997
                                  (unaudited)



                                                       1998          1997
                                                       ----          ----
Cash flows from operating activities:
  Net income...................................... $   299,557       296,091
  Adjustments to reconcile net income to
      net cash provided by operating activities:
    Depreciation..................................     107,897       107,897
    Amortization..................................       4,524         4,523
    Deferred rent receivable......................      12,138         8,438
    Changes in assets and liabilities:
      Accounts and rents receivable...............      10,301       (36,510)
      Other assets................................       1,150           344
      Accounts payable............................      12,531        19,335
      Accrued real estate taxes...................     (40,329)      (39,312)
      Due to Affiliates...........................       8,539        17,382
      Other current liabilities...................        -           80,712
                                                   ------------  ------------
Net cash provided by operating activities.........     416,308       458,900
                                                   ------------  ------------
Cash flows from financing activities:
  Deposits held for others........................     (69,659)      (35,467)
  Cash distributions..............................    (407,693)     (407,309)
                                                   ------------  ------------
Net cash used in financing activities.............    (477,352)     (442,776)
Net increase (decrease) in cash and cash           ------------  ------------
  equivalents.....................................     (61,044)       16,124
Cash and cash equivalents at beginning of period..   1,151,954     1,043,462
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $ 1,090,910     1,059,586
                                                   ============  ============















                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                March 31, 1998
                                  (unaudited)


Readers of this  Quarterly  Report  should  refer  to the Partnership's audited financial statements for the fiscal year ended December 31, 1997, which are included in the Partnership's 1997 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.

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

Statement of Financial Accounting Standards No. 121 ("SFAS 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. As of March 31, 1998, the Partnership has not recognized any such impairment.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1998
                                  (unaudited)


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

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates market. For the periods ended March 31, 1998 and December 31, 1997, included in cash and cash equivalents is approximately $302,600 and $372,200, respectively, held in an unrestricted escrow account for the payment of real estate taxes for Colonial Manor Living Center.

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

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1998
                                  (unaudited)


(2) Deferred Rent Receivable

Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the straight-line basis. The accompanying financial statements include decreases of $12,138 and $8,438 for the three months ended March 31, 1998 and 1997, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $338,833 and $350,971 in related deferred rent receivable as of March 31, 1998 and December 31, 1997, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made. Deferred rent receivable of $3,719 was written off against rental income for the year ended December 31, 1997, due to two tenants vacating at Euro-Fresh Market Plaza.


(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $10,187 and $1,648 was unpaid as of March 31, 1998 and December 31, 1997, respectively.

An Affiliate of the General Partner earned Property Management Fees of $8,866 and $7,535 for the three months ended March 31, 1998 and 1997, respectively, in connection with managing the Partnership's properties. Such fees are included in property operating expenses to Affiliates, all of which have been paid.

In connection with the sale of The Wholesale Club on January 8, 1991, the Partnership recorded $132,000 of sales commission payable to an Affiliate of the General Partner. Such commission has been deferred until the Limited Partners receive their Original Capital plus a return as specified in the Partnership Agreement.


(4)  Subsequent Events

During April 1998, the Partnership paid a distribution of $140,427 to the Limited Partners.

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

Liquidity and Capital Resources

On August 4, 1988, the Partnership commenced an Offering of 50,000 (subject to increase to 80,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 4, 1990, with total sales of 50,647.14 Units at $500 per Unit, resulting in gross offering proceeds of $25,323,569, not including the General Partner's contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Partnership has acquired five properties utilizing $21,224,542 of capital proceeds collected. On January 8, 1991, the Partnership sold one of its properties, The Wholesale Club. As of March 31, 1998, cumulative distributions to Limited Partners totaled $20,044,009, of which $4,395,565 represents proceeds from the sale of The Wholesale Club and $15,648,444 represents distributable cash flow from the properties. The Partnership repurchased 551.64 Units for $260,285 from various Limited Partners through the Unit Repurchase Program. There are no funds remaining for the repurchase of Units through this program.

As of March 31, 1998, the Partnership had cash and cash equivalents of $1,090,910 which includes approximately $302,600 held in an unrestricted escrow account for the payment of real estate taxes for Colonial Manor Living Center. The Partnership intends to use such remaining funds for distributions and for working capital requirements.

The properties owned by the Partnership are generating cash flow in excess of the 8% annualized distributions to the Limited Partners (paid monthly), in addition to covering all the operating expenses of the Partnership. As of March 31, 1998, the Partnership has made cumulative distributions of $253,868 in addition to the 8% annualized return to the Limited Partners from excess cash flow. To the extent that the cash flow from the properties is insufficient to meet the Partnership's needs, the Partnership may rely on advances from Affiliates of the General Partner, other short-term financing, or may sell one or more of the properties.

Results of Operations

At March 31, 1998, the Partnership owns four operating properties. Two of the Partnership's four operating properties, Scandinavian Health Spa and Colonial Manor Living Center, are leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant. The leases of the other two properties owned by the Partnership, K mart and Euro-Fresh Market Plaza, provide that the Partnership be responsible for maintenance of the structure and the parking lot and the tenants are required to reimburse the Partnership for portions of insurance, real estate taxes and common area maintenance. The Partnership sold one of its properties, The Wholesale Club, on January 8, 1991.

Rental income increased for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, due to an increase in occupancy at Euro-Fresh Market Plaza. As of March 31, 1998, there were two vacant spaces at Euro-Fresh Market Plaza for 2,746 square feet.

Professional services to non-affiliates increased for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, due to an increase in accounting fees.

General and administrative expenses to non-affiliates decreased for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, due primarily to a decrease in printing expenses.

Property operating expenses to non-affiliates decreased for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, due to decreases in repair and maintenance and other professional services at Euro-Fresh Market Plaza. This decrease was partially offset by increases in common area maintenance, legal expenses and real estate taxes at the property.

The following is a list of approximate occupancy levels for the Partnership's investment properties as of the end of each quarter during 1997 and 1998:


                                    1997                        1998
                          ------------------------    ------------------------
                           at     at    at    at        at    at    at    at
        Properties         03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31
        ----------         ----- ----- ----- -----     ----- ----- ----- -----
Scandinavian Health Spa    100%  100%  100%  100%     100%
  Broadview Heights, Ohio

Colonial Manor             100%  100%  100%  100%     100%
  LaGrange, Illinois

K mart                     100%  100%  100%  100%     100%
  Chandler, Arizona

Euro-Fresh Market Plaza     93%   98%   98%   95%      95%
  Palatine, Illinois


Year 2000 Compliance

The Partnership has reviewed its current computer systems and does not anticipate any future problems relating to the year 2000.












                          PART II - Other Information

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



                            INLAND MONTHLY INCOME FUND II, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: May 15, 1998


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: May 15, 1998


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: May 15, 1998