Form 10-Q
period 1998-06-30
INLAND MONTHLY INCOME FUND II L P
filed 1998-08-11
CIK 835322

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                 For the Quarterly Period Ended June 30, 1998

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

                              Balance Sheets

                    June 30, 1998 and December 31, 1997
                                (unaudited)


                                  Assets
                                  ------

                                                       1998          1997
                                                       ----          ----
Current assets:
  Cash and cash equivalents (Note 1).............. $ 1,218,325     1,151,954
  Accounts and rents receivable...................     208,292       170,804
  Current portion of deferred rent receivable
    (Note 2)......................................        -            1,103
  Other assets....................................        -            2,061
                                                   ------------  ------------
Total current assets..............................   1,426,617     1,325,922
                                                   ------------  ------------
Investment properties (including acquisition fees
  paid to Affiliates of $1,430,682)(Notes 1 and 3):
    Land..........................................   3,998,149     3,998,149
    Buildings and improvements....................  13,814,185    13,814,185
                                                   ------------  ------------
                                                    17,812,334    17,812,334
      Less accumulated depreciation...............   3,833,659     3,617,865
                                                   ------------  ------------
Net investment properties.........................  13,978,675    14,194,469
                                                   ------------  ------------
Other assets:
  Deferred leasing fees to Affiliates (net of
    accumulated amortization of $133,959 and
    $124,912 at June 30, 1998 and December 31,
    1997, respectively) (Notes 1 and 3)...........      93,773       102,820
  Deferred rent receivable, less current portion
    (Note 2)......................................     326,695       349,868
                                                   ------------  ------------
Total other assets................................     420,468       452,688
                                                   ------------  ------------
Total assets...................................... $15,825,760    15,973,079
                                                   ============  ============



                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                      June 30, 1998 and December 31, 1997
                                  (unaudited)


                       Liabilities and Partners' Capital
                       ---------------------------------

                                                       1998          1997
                                                       ----          ----
Current liabilities:
  Accounts payable................................ $     2,612         2,708
  Accrued real estate taxes.......................     197,941       188,729
  Distributions payable (Note 4)..................     135,900       140,427
  Due to Affiliates (Note 3)......................       2,705         1,648
  Deposits held for others........................     433,821       384,448
  Other current liabilities.......................        -           26,925
                                                   ------------  ------------
Total current liabilities.........................     772,979       744,885

Commission payable to Affiliates (Note 3).........     132,000       132,000
                                                   ------------  ------------
Total liabilities.................................     904,979       876,885
                                                   ------------  ------------
Partners' capital (Notes 1, 3 and 4):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................      62,116        64,274
                                                   ------------  ------------
                                                        62,616        64,774
   Limited Partners:                               ------------  ------------
    Units of $500. Authorized 80,000 Units,
      50,095.50 Units outstanding (net of
      offering costs of $3,148,734, of which
      $653,165 was paid to Affiliates)............  21,916,510    21,916,510
    Cumulative net income.........................  13,397,890    12,751,226
    Cumulative distributions...................... (20,456,235)  (19,636,316)
                                                   ------------  ------------
                                                    14,858,165    15,031,420
                                                   ------------  ------------
Total Partners' capital...........................  14,920,781    15,096,194
                                                   ------------  ------------
Total liabilities and Partners' capital........... $15,825,760    15,973,079
                                                   ============  ============






                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations

           For the three and six months ended June 30, 1998 and 1997
                                  (unaudited)

                                         Three months           Six months
                                            ended                 ended
                                           June 30,              June 30,
                                           --------              --------
                                       1998       1997       1998       1997
Income:                                ----       ----       ----       ----
  Rental income (Notes 1 and 2).... $ 484,563    480,018    966,238    956,777
  Additional rental income.........    41,724     41,764     79,167     83,548
  Interest income..................    10,890      9,289     20,680     17,656
  Other income.....................        20     17,489         20     17,489
                                    ---------- ---------- ---------- ----------
                                      537,197    548,560  1,066,105  1,075,470
Expenses:                           ---------- ---------- ---------- ----------
  Professional services to
    Affiliates.....................     2,596      2,389      5,796      5,930
  Professional services to
    non-affiliates.................      -         2,850     27,250     27,230
  General and administrative
    expenses to Affiliates.........     1,890      4,146     10,683     13,498
  General and administrative
    expenses to non-affiliates.....     4,695      4,482     11,564     12,830
  Property operating expenses to
    Affiliates.....................     7,390      8,776     16,256     16,311
  Property operating expenses to
    non-affiliates.................    63,257     94,162    125,209    159,405
  Depreciation.....................   107,897    107,897    215,794    215,794
  Amortization.....................     4,523      4,523      9,047      9,046
                                    ---------- ---------- ---------- ----------
                                      192,248    229,225    421,599    460,044
                                    ---------- ---------- ---------- ----------
Net income......................... $ 344,949    319,335    644,506    615,426
                                    ========== ========== ========== ==========
Net income (loss) allocated to:
  General Partner..................    (1,079)    (1,079)    (2,158)    (2,158)
  Limited Partners.................   346,028    320,414    646,664    617,584
                                    ---------- ---------- ---------- ----------
Net income......................... $ 344,949    319,335    644,506    615,426
                                    ========== ========== ========== ==========
Net loss allocated to the one
  General Partner Unit............. $  (1,079)    (1,079)    (2,158)    (2,158)
                                    ========== ========== ========== ==========
Net income per Unit, basic and
  diluted, allocated to Limited
  Partners per weighted average
  Limited Partnership Units of
  50,095.50........................ $    6.91       6.40      12.91      12.33
                                    ========== ========== ========== ==========

                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

                  For six months ended June 30, 1998 and 1997
                                  (unaudited)



                                                       1998          1997
                                                       ----          ----
Cash flows from operating activities:
  Net income...................................... $   644,506       615,426
  Adjustments to reconcile net income to
      net cash provided by operating activities:
    Depreciation..................................     215,794       215,794
    Amortization..................................       9,047         9,046
    Deferred rent receivable......................      24,276        15,909
    Changes in assets and liabilities:
      Accounts and rents receivable...............     (37,488)      (21,683)
      Other assets................................       2,061        (3,968)
      Accounts payable............................         (96)       (2,416)
      Accrued real estate taxes...................       9,212         8,980
      Due to Affiliates...........................       1,057        (2,567)
      Other current liabilities...................     (26,925)        6,563
                                                   ------------  ------------
Net cash provided by operating activities.........     841,444       841,084
                                                   ------------  ------------
Cash flows from financing activities:
  Deposits held for others........................      49,373        33,526
  Cash distributions..............................    (824,446)     (824,063)
                                                   ------------  ------------
Net cash used in financing activities.............    (775,073)     (790,537)
                                                   ------------  ------------
Net increase in cash and cash equivalents.........      66,371        50,547
Cash and cash equivalents at beginning of period..   1,151,954     1,043,462
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $ 1,218,325     1,094,009
                                                   ============  ============















                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                 June 30, 1998
                                  (unaudited)


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

Statement of Financial Accounting Standards No. 121 ("SFAS 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. As of June 30, 1998, the Partnership has not recognized any such impairment.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1998
                                  (unaudited)


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

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates market. For the periods ended June 30, 1998 and December 31, 1997, included in cash and cash equivalents is approximately $421,600 and $372,200, respectively, held in an unrestricted escrow account for the payment of real estate taxes for Colonial Manor Living Center.

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

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1998
                                  (unaudited)


(2) Deferred Rent Receivable

Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the straight-line basis. The accompanying financial statements include decreases of $24,276 and $15,909 for the six months ended June 30, 1998 and 1997, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $326,695 and $350,971 in related deferred rent receivable as of June 30, 1998 and December 31, 1997, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made. Deferred rent receivable of $3,719 was written off against rental income for the year ended December 31, 1997, due to two tenants vacating at Euro-Fresh Market Plaza.


(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $1,559 and $1,648 was unpaid as of June 30, 1998 and December 31, 1997, respectively.

An Affiliate of the General Partner earned Property Management Fees of $16,256 and $16,311 for the six months ended June 30, 1998 and 1997, respectively, in connection with managing the Partnership's properties. Such fees are included in property operating expenses to Affiliates, of which $1,146 was unpaid as of June 30, 1998.

In connection with the sale of The Wholesale Club on January 8, 1991, the Partnership recorded $132,000 of sales commission payable to an Affiliate of the General Partner. Such commission has been deferred until the Limited Partners receive their Original Capital plus a return as specified in the Partnership Agreement.


(4)  Subsequent Events

During July 1998, the Partnership paid a distribution of $135,900 to the Limited Partners.

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

Liquidity and Capital Resources

On August 4, 1988, the Partnership commenced an Offering of 50,000 (subject to increase to 80,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 4, 1990, with total sales of 50,647.14 Units at $500 per Unit, resulting in gross offering proceeds of $25,323,569, not including the General Partner's contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Partnership has acquired five properties utilizing $21,224,542 of capital proceeds collected. On January 8, 1991, the Partnership sold one of its properties, The Wholesale Club. As of June 30, 1998, cumulative distributions to Limited Partners totaled $20,456,235, of which $4,395,565 represents proceeds from the sale of The Wholesale Club and $16,060,670 represents distributable cash flow from the properties. The Partnership repurchased 551.64 Units for $260,285 from various Limited Partners through the Unit Repurchase Program. There are no funds remaining for the repurchase of Units through this program.

As of June 30, 1998, the Partnership had cash and cash equivalents of $1,218,325 which includes approximately $421,600 held in an unrestricted escrow account for the payment of real estate taxes for Colonial Manor Living Center. The Partnership intends to use such remaining funds for distributions and for working capital requirements.

The properties owned by the Partnership are generating cash flow in excess of the 8% annualized distributions to the Limited Partners (paid monthly), in addition to covering all the operating expenses of the Partnership. As of June 30, 1998, the Partnership has made cumulative distributions of $253,868 in addition to the 8% annualized return to the Limited Partners from excess cash flow. To the extent that the cash flow from the properties is insufficient to meet the Partnership's needs, the Partnership may rely on advances from Affiliates of the General Partner, other short-term financing, or may sell one or more of the properties.

Results of Operations

At June 30, 1998, the Partnership owns four operating properties. Two of the Partnership's four operating properties, Scandinavian Health Spa and Colonial Manor Living Center, are leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant. The leases of the other two properties owned by the Partnership, K mart and Euro-Fresh Market Plaza, provide that the Partnership be responsible for maintenance of the structure and the parking lot and the tenants are required to reimburse the Partnership for portions of insurance, real estate taxes and common area maintenance. The Partnership sold one of its properties, The Wholesale Club, on January 8, 1991.

Rental income increased for the three and six months ended June 30, 1998, as compared to the three and six months ended June 30, 1997, due to an increase in occupancy at Euro-Fresh Market Plaza. As of June 30, 1998, there were two vacant spaces at Euro-Fresh Market Plaza for 2,746 square feet.

Interest income increased for the three and six months ended June 30, 1998, as compared to the three and six months ended June 30, 1997, due to an increase in cash available to invest in short-term investments.

The other income recorded for the three and six months ended June 30, 1997 is the result of the Partnership receiving miscellaneous receipts relating to the Colonial Manor Living Center.

General and administrative expenses to Affiliates decreased for the three and six months ended June 30, 1998, as compared to the three and six months ended June 30, 1997, due to a decrease in investor service expenses. General and administrative expenses to non-affiliates decreased for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997, due primarily to a decrease in printing expenses.

Property operating expenses to non-affiliates decreased for the three and six months ended June 30, 1998, as compared to the three and six months ended June 30, 1997, due to decreases in repair and maintenance and other professional services at Euro-Fresh Market Plaza. This decrease was partially offset by increases in common area maintenance, legal expenses and real estate taxes at the property.

The following is a list of approximate occupancy levels for the Partnership's investment properties as of the end of each quarter during 1997 and 1998:


                                    1997                        1998
                          ------------------------    ------------------------
                           at     at    at    at        at    at    at    at
        Properties         03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31
        ----------         ----- ----- ----- -----     ----- ----- ----- -----
Scandinavian Health Spa    100%  100%  100%  100%     100%   100%
  Broadview Heights, Ohio

Colonial Manor             100%  100%  100%  100%     100%   100%
  LaGrange, Illinois

K mart                     100%  100%  100%  100%     100%   100%
  Chandler, Arizona

Euro-Fresh Market Plaza     93%   98%   98%   95%      95%    95%
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



                            INLAND MONTHLY INCOME FUND II, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: August 11, 1998


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: August 11, 1998


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: August 11, 1998