Form 10-Q
period 1998-09-30
INLAND MONTHLY INCOME FUND II L P
filed 1998-11-13
CIK 835322

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1998

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

                 September 30, 1998 and December 31, 1997
                                (unaudited)


                                  Assets
                                  ------

                                                       1998          1997
                                                       ----          ----
Current assets:
  Cash and cash equivalents (Note 1).............. $ 1,332,562     1,151,954
  Accounts and rents receivable...................     263,730       170,804
  Current portion of deferred rent receivable
    (Note 2)......................................        -            1,103
  Other assets....................................       2,966         2,061
                                                   ------------  ------------
Total current assets..............................   1,599,258     1,325,922
                                                   ------------  ------------
Investment properties (including acquisition fees
  paid to Affiliates of $1,430,682)(Notes 1 and 3):
    Land..........................................   3,998,149     3,998,149
    Buildings and improvements....................  13,867,687    13,814,185
                                                   ------------  ------------
                                                    17,865,836    17,812,334
      Less accumulated depreciation...............   3,938,519     3,617,865
                                                   ------------  ------------
Net investment properties.........................  13,927,317    14,194,469
                                                   ------------  ------------
Other assets:
  Deferred leasing fees to Affiliates (net of
    accumulated amortization of $138,482 and
    $124,912 at September 30, 1998 and December 31,
    1997, respectively) (Notes 1 and 3)...........      89,250       102,820
  Deferred rent receivable, less current portion
    (Note 2)......................................     299,453       349,868
                                                   ------------  ------------
Total other assets................................     388,703       452,688
                                                   ------------  ------------
Total assets...................................... $15,915,278    15,973,079
                                                   ============  ============










                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                   September 30, 1998 and December 31, 1997
                                  (unaudited)


                       Liabilities and Partners' Capital
                       ---------------------------------

                                                       1998          1997
                                                       ----          ----
Current liabilities:
  Accounts payable................................ $    10,202         2,708
  Accrued real estate taxes.......................     226,406       188,729
  Distributions payable (Note 4)..................     135,900       140,427
  Due to Affiliates (Note 3)......................       8,197         1,648
  Deposits held for others........................     553,066       384,448
  Other current liabilities.......................       6,593        26,925
                                                   ------------  ------------
Total current liabilities.........................     940,364       744,885

Commission payable to Affiliates (Note 3).........     132,000       132,000
                                                   ------------  ------------
Total liabilities.................................   1,072,364       876,885
                                                   ------------  ------------
Partners' capital (Notes 1, 3 and 4):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................      61,067        64,274
                                                   ------------  ------------
                                                        61,567        64,774
  Limited Partners:                                ------------  ------------
    Units of $500. Authorized 80,000 Units,
      50,095.50 Units outstanding (net of
      offering costs of $3,148,734, of which
      $653,165 was paid to Affiliates)............  21,916,510    21,916,510
    Cumulative net income.........................  13,737,825    12,751,226
    Cumulative distributions...................... (20,872,988)  (19,636,316)
                                                   ------------  ------------
                                                    14,781,347    15,031,420
                                                   ------------  ------------
Total Partners' capital...........................  14,842,914    15,096,194
                                                   ------------  ------------
Total liabilities and Partners' capital........... $15,915,278    15,973,079
                                                   ============  ============






                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations

        For the three and nine months ended September 30, 1998 and 1997
                                  (unaudited)

                                         Three months           Nine months
                                            ended                 ended
                                         September 30,         September 30,
                                         -------------         -------------
                                       1998       1997       1998        1997
Income:                                ----       ----       ----        ----
  Rental income (Notes 1 and 2).... $ 473,076    480,653  1,439,314  1,437,430
  Additional rental income.........    41,361     41,731    120,528    125,279
  Interest income..................    10,739      9,170     31,419     26,826
  Other income.....................      -          -            20     17,489
                                    ---------- ---------- ---------- ----------
                                      525,176    531,554  1,591,281  1,607,024
Expenses:                           ---------- ---------- ---------- ----------
  Professional services to
    Affiliates.....................     4,186      3,300      9,982      9,230
  Professional services to
    non-affiliates.................      -          -        27,250     27,230
  General and administrative
    expenses to Affiliates.........     6,739      6,870     17,422     20,368
  General and administrative
    expenses to non-affiliates.....     1,481      1,567     13,045     14,397
  Property operating expenses to
    Affiliates.....................     7,318      7,392     23,574     23,703
  Property operating expenses to
    non-affiliates.................    57,183     90,379    182,392    249,784
  Depreciation.....................   104,860    107,897    320,654    323,691
  Amortization.....................     4,523      4,524     13,570     13,570
                                    ---------- ---------- ---------- ----------
                                      186,290    221,929    607,889    681,973
                                    ---------- ---------- ---------- ----------
Net income......................... $ 338,886   309,625     983,392    925,051
                                    ========== ========== ========== ==========
Net income (loss) allocated to:
  General Partner..................    (1,049)    (1,079)    (3,207)    (3,237)
  Limited Partners.................   339,935    310,704    986,599    928,288
                                    ---------- ---------- ---------- ----------
Net income......................... $ 338,886    309,625    983,392    925,051
                                    ========== ========== ========== ==========
Net loss allocated to the one
  General Partner Unit............. $  (1,049)    (1,079)    (3,207)    (3,237)
                                    ========== ========== ========== ==========
Net income per Unit, basic and
  diluted, allocated to Limited
  Partners per weighted average
  Limited Partnership Units of
  50,095.50........................ $    6.78       6.20      19.69      18.53
                                    ========== ========== ========== ==========

                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

               For nine months ended September 30, 1998 and 1997
                                  (unaudited)



                                                       1998          1997
                                                       ----          ----
Cash flows from operating activities:
  Net income...................................... $   983,392       925,051
  Adjustments to reconcile net income to
      net cash provided by operating activities:
    Depreciation..................................     320,654       323,691
    Amortization..................................      13,570        13,570
    Deferred rent receivable......................      51,518        23,379
    Changes in assets and liabilities:
      Accounts and rents receivable...............     (92,926)      (49,198)
      Other assets................................        (905)       (2,768)
      Accounts payable............................       7,494        (7,953)
      Accrued real estate taxes...................      37,677       (42,418)
      Due to Affiliates...........................       6,549         7,877
      Other current liabilities...................     (20,332)         -
                                                   ------------  ------------
Net cash provided by operating activities.........   1,306,691     1,191,231
                                                   ------------  ------------
Cash flows from investing activities:
  Additions to investment properties..............     (53,502)         -
                                                   ------------  ------------
Net cash used in investing activities.............     (53,502)         -
                                                   ------------  ------------
Cash flows from financing activities:
  Deposits held for others........................     168,618       (74,390)
  Cash distributions..............................  (1,241,199)   (1,240,817)
                                                   ------------  ------------
Net cash used in financing activities.............  (1,072,581)   (1,315,207)
Net increase (decrease) in cash and cash           ------------  ------------
  equivalents.....................................     180,608      (123,976)
Cash and cash equivalents at beginning of period..   1,151,954     1,043,462
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $ 1,332,562       919,486
                                                   ============  ============










                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                              September 30, 1998
                                  (unaudited)


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

Statement of Financial Accounting Standards No. 121 ("SFAS 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. As of September 30, 1998, the Partnership has not recognized any such impairment.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1998
                                  (unaudited)


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

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates market. For the periods ended September 30, 1998 and December 31, 1997, included in cash and cash equivalents is approximately $541,700 and $372,200, respectively, held in an unrestricted escrow account for the payment of real estate taxes for Colonial Manor Living Center.

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

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1998
                                  (unaudited)


(2) Deferred Rent Receivable

Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the straight-line basis. The accompanying financial statements include decreases of $51,518 and $23,379 for the nine months ended September 30, 1998 and 1997, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $299,453 and $350,971 in related deferred rent receivable as of September 30, 1998 and December 31, 1997, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made. Deferred rent receivable of $3,719 was written off against rental income for the year ended December 31, 1997, due to two tenants vacating at Euro-Fresh Market Plaza.


(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $8,197 and $1,648 was unpaid as of September 30, 1998 and December 31, 1997, respectively.

An Affiliate of the General Partner earned Property Management Fees of $23,574 and $23,703 for the nine months ended September 30, 1998 and 1997, respectively, in connection with managing the Partnership's properties. Such fees are included in property operating expenses to Affiliates, all of which was paid as of September 30, 1998.

In connection with the sale of The Wholesale Club on January 8, 1991, the Partnership recorded $132,000 of sales commission payable to an Affiliate of the General Partner. Such commission has been deferred until the Limited Partners receive their Original Capital plus a return as specified in the Partnership Agreement.


(4)  Subsequent Events

During October 1998, the Partnership paid a distribution of $135,900 to the Limited Partners.

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

Liquidity and Capital Resources

On August 4, 1988, the Partnership commenced an Offering of 50,000 (subject to increase to 80,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 4, 1990, with total sales of 50,647.14 Units at $500 per Unit, resulting in gross offering proceeds of $25,323,569, not including the General Partner's contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Partnership has acquired five properties utilizing $21,224,542 of capital proceeds collected. On January 8, 1991, the Partnership sold one of its properties, The Wholesale Club. As of September 30, 1998, cumulative distributions to Limited Partners totaled $20,872,988, of which $4,395,565 represents proceeds from the sale of The Wholesale Club and $16,477,423 represents distributable cash flow from the properties. The Partnership repurchased 551.64 Units for $260,285 from various Limited Partners through the Unit Repurchase Program. There are no funds remaining for the repurchase of Units through this program.

As of September 30, 1998, the Partnership had cash and cash equivalents of $1,332,562 which includes approximately $541,700 held in an unrestricted escrow account for the payment of real estate taxes for Colonial Manor Living Center. The Partnership intends to use such remaining funds for property upgrades, including reroofing at Euro-Fresh Market Plaza, distributions and for other working capital requirements.

The properties owned by the Partnership are generating cash flow in excess of the 8% annualized distributions to the Limited Partners (paid monthly), in addition to covering all the operating expenses of the Partnership. As of September 30, 1998, the Partnership has made cumulative distributions of $253,868 in addition to the 8% annualized return to the Limited Partners from excess cash flow. To the extent that the cash flow from the properties is insufficient to meet the Partnership's needs, the Partnership may rely on advances from Affiliates of the General Partner, other short-term financing, or may sell one or more of the properties.

Results of Operations

At September 30, 1998, the Partnership owns four operating properties. Two of the Partnership's four operating properties, Scandinavian Health Spa and Colonial Manor Living Center, are leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant. The leases of the other two properties owned by the Partnership, K mart and Euro-Fresh Market Plaza, provide that the Partnership be responsible for maintenance of the structure and the parking lot and the tenants are required to reimburse the Partnership for portions of insurance, real estate taxes and common area maintenance. The Partnership sold one of its properties, The Wholesale Club, on January 8, 1991.

Rental income for the nine months ended September 30, 1998, was relatively comparable to the nine months ended September 30, 1997. As of September 30, 1998, there were four vacant spaces at Euro-Fresh Market Plaza for 5,764 square feet.

Interest income increased for the three and nine months ended September 30, 1998, as compared to the three and nine months ended September 30, 1997, due to an increase in cash available to invest in short-term investments.

The other income recorded for the nine months ended September 30, 1997 is the result of the Partnership receiving miscellaneous receipts relating to the Colonial Manor Living Center.

General and administrative expenses to Affiliates decreased for the three and nine months ended September 30, 1998, as compared to the three and nine months ended September 30, 1997, due to a decrease in investor service expenses.

Property operating expenses to non-affiliates decreased for the three and nine months ended September 30, 1998, as compared to the three and nine months ended September 30, 1997, due to decreases in repair and maintenance, other professional services, and real estate taxes at Euro-Fresh Market Plaza. This decrease was partially offset by increases in common area maintenance and legal expenses at the property.

The following is a list of approximate occupancy levels for the Partnership's investment properties as of the end of each quarter during 1997 and 1998:


                                     1997                        1998
                          ------------------------    ------------------------
                           at     at    at    at        at    at    at    at
        Properties         3/31  6/30  9/30  12/31     3/31  6/30  9/30  12/31
        ----------         ----  ----  ----  ----      ----  ----  ----  -----
Scandinavian Health Spa    100%  100%  100%  100%     100%   100%  100%
  Broadview Heights, Ohio

Colonial Manor             100%  100%  100%  100%     100%   100%  100%
  LaGrange, Illinois

K mart                     100%  100%  100%  100%     100%   100%  100%
  Chandler, Arizona

Euro-Fresh Market Plaza     93%   98%   98%   95%      95%    95%   89%
  Palatine, Illinois


Year 2000 Issues

GENERAL

Many computer operating systems and software applications were designed such that the year 1999 is the maximum date that can be processed accurately. In conducting business, the Partnership relies on computers and operating systems provided by equipment manufacturers, and also on application software developed internally and, to a limited extent, by outside software vendors. The Partnership has assessed its vulnerability to the so-called "Year-2000 Issue" with respect to its equipment and computer systems.

STATE OF READINESS

The Partnership has identified the following three areas for "Year-2000" compliance efforts:

Business  Computer  Systems:  The  majority  of  the  Partnership's  information technology systems were developed internally and include accounting, lease management, investment portfolio tracking, and tax return preparation. The Partnership has rights to the source code for these applications and employs programmers who are knowledgeable regarding these systems. The process of testing these internal systems to determine year 2000 compliance is nearly complete. The Partnership does not anticipate any material costs relating to its business computer systems regarding year 2000 compliance since the
Partnership's critical hardware and software systems use four digits to represent the applicable year. The Partnership does use various computers, so-called "PC's", that may run software that may not use four digits to represent the applicable year. The Partnership is in the process of testing the PC hardware and software to determine year 2000 compliance, but it must be noted that such PC's are incidental to the Partnership's critical systems. The Partnership is considering independent testing of its critical systems.

Tenants and Suppliers: The Partnership is in the process of surveying tenants, suppliers and other parties with whom the Partnership does a significant amount of business to identify the Partnership's potential exposure in the event such parties are not year 2000 compliant in a timely manner. Since this area involves some parties over which the Partnership has no control, such as public utility companies, it is difficult, at best, to judge the status of the outside companies' year 2000 compliance. The Partnership is working closely with all suppliers of goods and services in an effort to minimize the impact of the failure of any supplier to become year 2000 compliant by December 31, 1999. The Partnership's investigations and assessments of possible year 2000 issues are in a preliminary stage, and currently the Partnership is not aware of any material impact on its business, operations or financial condition due to year 2000 non-compliance by any of the Partnership's tenants or suppliers.

Non-Information Technology Systems: In the operation of its properties, the Partnership has acquired equipment with embedded technology such as microcontrollers, which operate heating, ventilation, and air conditioning systems, fire alarms, security systems, telephones and other equipment utilizing time-sensitive technology. The Partnership is in the process of evaluating its potential exposure and costs if such non-information technology systems are not year 2000 compliant and expects to be able to complete its assessment during the second quarter of 1999.

YEAR 2000 COSTS

The Partnership's General Partner and its Affiliates estimate that costs to achieve year 2000 compliance will not exceed $50,000. However, only approximately 1% of these costs will be directly allocated to and paid by the Partnership. The balance of the year 2000 compliance costs, approximately 99%, will be paid by the General Partner and its Affiliates. Total year 2000 compliance costs incurred through September 30, 1998 are estimated at approximately $5,000.

YEAR 2000 RISKS

The most reasonable likely worst case scenario for the Partnership with respect to the year 2000 non-compliance of its business computer systems would be the inability to access information which could result in the failure to issue financial reports. The most reasonable likely worst case scenario for the Partnership with respect to the year 2000 non-compliance of its tenants is failure to receive rental income which could result in the Partnership being unable to meet cash requirements for monthly expenses. The most reasonable likely worst case scenario for the Partnership with respect to the year 2000 non-compliance of its suppliers is the failure to supply necessary utilities; including, but not limited to heating, as a result of a malfunctioning of non-information technology systems in some of the Partnership's properties.

CONTINGENCY PLAN

The Partnership is in the process of formulating a contingency plan which will be developed by July of 1999.

                          PART II - Other Information

Items 1 through 6(b) are omitted because of the absence of conditions under which they are required.

Item 7.  Exhibits and Reports on Form 8-K

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



                            INLAND MONTHLY INCOME FUND II, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: November 12, 1998


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: November 12, 1998


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: November 12, 1998