Form 10-K
period 1998-12-31
INLAND MONTHLY INCOME FUND II L P
filed 1999-03-30
CIK 835322

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                  For The Fiscal Year Ended December 31, 1998

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

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                               TABLE OF CONTENTS


                                    Part I                                 Page
                                    ------                                 ----
  Item  1. Business......................................................   3

  Item  2. Properties....................................................   4

  Item  3. Legal Proceedings.............................................   7

  Item  4. Submission of Matters to a Vote of Security Holders...........   7


                                    Part II
                                    -------
  Item  5. Market for the Partnership's Limited Partnership
            Units and Related Security Holder Matters....................   7

  Item  6. Selected Financial Data.......................................   8

  Item  7. Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................   9

  Item  8. Financial Statements and Supplementary Data...................  14

  Item  9. Changes in and Disagreements with Independent Auditors on
            Accounting and Financial Disclosure..........................  29


                                   Part III
                                   --------
  Item 10. Directors and Executive Officers of the Registrant............  29

  Item 11. Executive Compensation........................................  34

  Item 12. Security Ownership of Certain Beneficial Owners and
            Management...................................................  35

  Item 13. Certain Relationships and Related Transactions................  35


                                    Part IV
                                    -------
  Item 14. Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K..........................................  36

  SIGNATURES.............................................................  37

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

The Partnership is engaged in the business of real estate investment which management considers to be a single operating segment. A presentation of information about operating segments would not be material to an understanding of the Partnership's business taken as a whole.

The  Partnership  acquired  fee  ownership   of  the  following  real  property
investments:

     Property and Location            Square Feet          Date of Purchase
-------------------------------   -------------------  -----------------------
Scandinavian Health Spa                  26,040               10/19/88
Health & Racquet Club
Broadview Heights, Ohio

Wholesale Club                          103,000               12/06/88
Commercial Warehouse                                    (sold 01/08/91)
Fort Wayne, Indiana

Colonial Manor                          107,867               06/07/89
Nursing Home Facility
LaGrange, Illinois

K mart                                   84,146               12/29/89
Retail Store
Chandler, Arizona

Euro-Fresh Market Plaza                  52,475               12/31/90
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

The Partnership currently has significant net operating leases with Elite Care Corporation ("Elite"), K mart Corporation ("K mart") and Scandinavian Health Spa, Inc. ("SHS"). Revenues from the Elite lease for the Colonial Manor Nursing Home, the K mart lease for the K mart store and the SHS lease for the Scandinavian Health Spa represents approximately 42%, 22% and 17%, respectively, of the Partnership's income for the year ended December 31, 1998, approximately 40%, 21% and 17%, respectively, of the Partnership's income for the year ended December 31, 1997 and approximately 41%, 21% and 17%, respectively, of the Partnership's income for the year ended December 31, 1996.

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

The Partnership had no employees during 1998.

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

The following is a list of approximate occupancy levels for the Partnership's investment properties as of the end of each of the last five years:

  Properties                   1998      1997      1996      1995      1994
  ----------                   ----      ----      ----      ----      ----
Scandinavian Health Spa        100%      100%      100%      100%      100%
  Health & Racquet Club
  Broadview Heights, Ohio

Colonial Manor                 100%      100%      100%      100%      100%
  Nursing Home Facility
  LaGrange, Illinois

K mart                         100%      100%      100%      100%      100%
  Retail Store
  Chandler, Arizona

Euro-Fresh Market Plaza         85%       95%       95%       89%*      89%
  Shopping Center
  Palatine, Illinois

* Certified Grocers Midwest, Inc. vacated Water Tower Market Plaza in August 1995. Certified occupied 29,317 square feet, or approximately 56%, of the shopping center. This occupancy reflects the payment of guaranteed rental income received under the original lease. (See Liquidity and Capital Resources.)



The following is a list of average effective annual rents per square foot for the Partnership's investment properties for each of the last five years:

  Properties                   1998      1997      1996      1995      1994
  ----------                   ----      ----      ----      ----      ----
Scandinavian Health Spa      $ 13.79     13.79     13.79     13.79     12.54
  Health & Racquet Club
  Broadview Heights, Ohio

Colonial Manor                  8.00      8.00      8.00      8.00      8.00
  Nursing Home Facility
  LaGrange, Illinois

K mart                          5.37      5.37      5.37      5.37      5.37
  Retail Store
  Chandler, Arizona

Euro-Fresh Market Plaza         3.96      4.64      4.66      4.18      4.92
  Shopping Center
  Palatine, Illinois

       The following tables set forth  certain  information with respect to the amount and expiration of leases for the Partnership's investment properties:
                                       Square
                                        Feet                           Renewal           Current        Rent Per
             Lessee                    Leased      Lease Ends          Options         Annual Rent     Square Foot
             ------                   --------   --------------       ---------        ------------   -------------

Scandinavian Health Spa,                26,040      12/2004           2/5 years         $359,094         $13.79
    Inc.

Elite Care Corporation                 107,867       1/2001           1/10 years         909,383           8.43

K Mart Corporation                      84,146       7/2013           4/5 years          452,000           5.37

Euro-Fresh Market Plaza:
    Euro-Fresh Market                   29,317      11/2003           2/5 years          109,939           3.75
    Edelweiss Delicatessen               2,000    Month to Month        None              16,253           8.13
    Land of Pets Pet Shop                4,000       3/1999             None              39,240           9.81
    Lim's Dry Cleaners                   1,500      12/2002             None              18,075          12.05
    TLC Medical Center                   1,275      11/2003             None               8,925           7.13
    TLC Medical Center                   1,700       7/2003             None              12,197           7.17
    TLC Medical Center                   2,294      11/2003             None              22,389           9.76
    Donka Chiropractic                   2,500       5/2002           1/5 years           24,000           9.60
    Vacant                               7,889

                                                     Approx.        Annual             Annual Base    % of Total    % of Annual
                                       Number    Gross Leasable      Base      Total    Rent Per         GLA         Base Rent
                              Year       of      Area ("GLA") of   Rent of    Annual   Sq. Ft Under   Represented   Represented
                             Ending    Leases    Expiring Leases   Expiring    Base     Expiring      By Expiring   By Expiring
        Property             Dec 31,  Expiring    (square feet)     Leases    Rent(1)    Leases         Leases        Leases
        --------             -------  --------   ---------------   --------   -------  ------------   -----------   -----------
Scandinavian Health Spa       1999-       -             -         $    -     $359,094  $      -             -             -
                              2003
                              2004        1           26,040        359,094   359,094       13.79         100%          100%

Colonial Manor Living Center  1999        -             -              -      927,348         -             -             -
                              2000        -             -              -      946,947         -             -             -
                              2001        1          107,867        970,139   970,139        8.99         100%          100%

K Mart                        1999-       -             -              -      452,000         -             -             -
                              2008

Euro-Fresh Market Plaza       1999        1            4,000         39,240   236,005        9.81        7.62%        16.63%
                              2000        -             -              -      198,549         -             -             -
                              2001        -             -              -      200,413         -             -             -
                              2002        2            4,000         31,898   185,348        7.97        7.62%        17.21%
                              2003        4           34,586        153,450   153,450        4.44       65.91%          100%

(1) No assumptions have been made regarding the  releasing  of  expired  leases.    It is the opinion of the General
    Partner that the space will be released at market prices.



Item 3. Legal Proceedings

The Partnership is not subject to any material pending legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during 1998.



                                    PART II


Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 1998, there were 2,056 holders of Units of the Partnership. There is no public market for Units nor is it anticipated that any public market for Units will develop. Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.

Although the Partnership had established a Unit Repurchase Program, there are no funds remaining for the repurchase of Units through this program.

Item 6.  Selected Financial Data


                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

       For the years ended December 31, 1998, 1997, 1996, 1995 and 1994

                 (not covered by Independent Auditors' Report)


                            1998       1997       1996       1995       1994
                            ----       ----       ----       ----       ----
Total assets........... $15,621,400 15,973,079 16,313,004 16,720,422 17,242,725
                        =========== ========== ========== ========== ==========

Total income........... $ 2,071,413  2,148,859  2,108,760  2,072,835  2,109,593
                        =========== ========== ========== ========== ==========


Net income............. $ 1,258,738  1,277,365  1,269,375  1,250,956  1,297,389
                        =========== ========== ========== ========== ==========

Net loss per the one
  General Partner Unit. $    (4,297)    (4,316)    (4,316)    (4,316)    (4,316)
                        =========== ========== ========== ========== ==========

Net income allocated per
  Limited Partnership
  Unit (b)............. $     25.21      25.58      25.43      25.06      25.98
                        =========== ========== ========== ========== ==========

Distributions to
  Limited Partners..... $ 1,653,426  1,653,426  1,703,419  1,703,356  1,756,765
                        =========== ========== ========== ========== ==========

Distributions per
  Limited Partnership
  Unit (b)............. $     33.01      33.01      34.00      34.00      35.07
                        =========== ========== ========== ========== ==========


(a) The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

(b) The net income per Unit and distribution per Unit data is based upon the weighted average number of Units outstanding of 50,095.50.

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

Liquidity and Capital Resources

On August 4, 1988, the Partnership commenced an Offering of 50,000 (subject to increase to 80,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 4, 1990, with total sales of 50,647.14 Units at $500 per Unit, resulting in gross offering proceeds of $25,323,569, not including the General Partner's contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Partnership acquired five properties utilizing $21,224,542 of capital proceeds collected. On January 8, 1991, the Partnership sold one of its properties, The Wholesale Club. As of December 31, 1998, cumulative distributions to Limited Partners totaled $21,289,742, of which $4,395,565 represents proceeds from the sale of The Wholesale Club and $16,894,177 represents distributable cash flow from the properties. The Partnership repurchased 551.64 Units for $260,285 from various Limited Partners through the Unit Repurchase Program. There are no funds remaining for the repurchase of Units through this program.

As of December 31, 1998, the Partnership had cash and cash equivalents of $1,161,470 which includes approximately $446,800 held in an unrestricted escrow account for the payment of real estate taxes for Colonial Manor Living Center. The Partnership intends to use such remaining funds for distributions and for working capital requirements.

The properties owned by the Partnership are generating cash flow in excess of the 8% annualized distributions to the Limited Partners (paid monthly), in addition to covering all the operating expenses of the Partnership. As of December 31, 1998, the Partnership has made cumulative distributions of $253,868 in addition to the 8% annualized return to the Limited Partners from excess cash flow. To the extent that the cash flow from the properties is insufficient to meet the Partnership's needs, the Partnership may rely on advances from Affiliates of the General Partner, other short-term financing, or may sell one or more of the properties.

During May 1996, Euro-Fresh Market ("Euro-Fresh") began its occupancy of the anchor store of Water Tower Market Plaza in Palatine, Illinois and the shopping center was renamed Euro-Fresh Market Plaza. Eagle Foods had assigned the lease on February 4, 1994 to Certified Grocers Midwest, Inc. ("Certified") who vacated in August 1995. Under the original lease, as well as the assignment of the lease, Eagle Foods had guaranteed payments until November 1998. As of December 1, 1998, Eurofresh Market Inc. entered into a lease which expires November 30, 2003 for the same space. Under the terms of the new lease, annual rental income for this space has increased 40%. As of December 31, 1998, there were five vacant spaces at Euro-Fresh Market Plaza for 7,889 square feet.


Results of Operations

At December 31, 1998, the Partnership owns four operating properties. Two of the Partnership's four operating properties, Scandinavian Health Spa and Colonial Manor Living Center, are leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant. The leases of the other two properties owned by the Partnership, K mart and Euro-Fresh Market Plaza provide that the Partnership be responsible for maintenance of the structure and the parking lot and the tenants are required to reimburse the Partnership for portions of insurance, real estate taxes and common area maintenance. The Partnership sold one of its properties, The Wholesale Club, on January 8, 1991.

Rental and additional income and property operating expenses to Affiliates decreased for the year ended December 31, 1998, as compared to the years ended December 31, 1997 and 1996, due to three additional tenants leaving Euro-Fresh Market Plaza as well as the two already vacant spaces that have not yet been released. In addition, additional rental income decreased due to a write-off of $25,200 of real estate tax recovery income receivable owed by vacated tenants.

Interest income increased for the year ended December 31, 1998, as compared to the years ended December 31, 1997 and 1996, due to an increase in interest rates.

Other income was higher for the year ended December 31, 1997, as compared to the years ended December 31, 1998 and 1996, due to the Partnership receiving miscellaneous receipts relating to Colonial Manor Living Center.

Professional services to Affiliates increased for the year ended December 31, 1998 as compared to 1997 due to an increase in in-house accounting services. Professional services to Affiliates decreased for the year ended December 31, 1997, as compared to the year ended December 31, 1996, due to decreases in in-house legal and accounting services required by the Partnership. Professional services to non-affiliates increased for the years ended December 31, 1998 and 1997, as compared to the year ended December 31, 1996, due to increases in legal services and accounting fees.

General and administrative expenses to Affiliates decreased for the years ended December 31, 1998 and 1997, as compared to the year ended December 31, 1996, due to decreases in investor services and data processing expenses. General and administrative expenses to non-affiliates was higher for the year ended December 31, 1997, as compared to the years ended December 31, 1998 and 1996, due to greater printing, supplies and state tax expenses.

Property operating expenses to non-affiliates decreased for the year ended December 31, 1998, as compared to the year ended December 31, 1997, due to a decrease in operating expenses at Euro-Fresh Market Plaza. Such expenses include repairs and maintenance, painting, supplies and real estate taxes. This decrease was partially offset by an increase in common area maintenance and marketing. Property operating expenses to non-affiliates increased for the year ended December 31, 1997, as compared to the year ended December 31, 1996, due to an increase in operating expenses at Euro-Fresh Market Plaza. Such expenses include repair and maintenance, insurance, legal and other professional fees and real estate taxes. This increase was partially offset by decreases in common area maintenance and marketing.


Year 2000 Issues

GENERAL
-------
Many computer operating systems and software applications were designed such that the year 1999 is the maximum date that can be processed accurately. In conducting business, the Partnership relies on computers and operating systems provided by equipment manufacturers, and also on application software developed internally and, to a limited extent, by outside software vendors. The Partnership has assessed its vulnerability to the so-called "Year-2000 Issue" with respect to its equipment and computer systems.

STATE OF READINESS
------------------
The Partnership has identified the following three areas for "Year-2000" compliance efforts:

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

Tenants and Suppliers: The Partnership is in the process of surveying tenants, suppliers and other parties with whom the Partnership does a significant amount of business to identify the Partnership's potential exposure in the event such parties are not year 2000 compliant in a timely manner. At this time, the Partnership is not aware of any party that is anticipating a material Year 2000 compliance issue. However, since this area involves some parties over which the Partnership has no control, such as public utility companies, it is difficult, at best, to judge the status of the outside companies' year 2000 compliance. The Partnership is working closely with all suppliers of goods and services in an effort to minimize the impact of the failure of any supplier to become year 2000 compliant by December 31, 1999. The Partnership's investigations and assessments of possible year 2000 issues are in a preliminary stage, and currently the Partnership is not aware of any material impact on its business, operations or financial condition even if one or more parties is not Year 2000 compliant in a timely manner, due to the number and nature of the Partnership's diverse tenant base.

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

YEAR 2000 RISKS
---------------
The most reasonable likely worst case scenario for the Partnership with respect to the year 2000 non-compliance of its business computer systems would be the inability to access information which could result in the failure to issue financial reports. The most reasonable likely worst case scenario for the Partnership with respect to the year 2000 non-compliance of its tenants is failure to receive rental income which could result in the Partnership being unable to meet cash requirements for monthly expenses. The most reasonable likely worst case scenario for the Partnership with respect to the year 2000 non-compliance of its suppliers is the failure to supply necessary utilities; including, but not limited to heating, as a result of a malfunctioning of non-information technology systems in some of the Partnership's properties.

YEAR 2000 COSTS
---------------
The Partnership's General Partner and its Affiliates estimate that costs to achieve year 2000 compliance will not exceed $100,000. However, only approximately 1% of these costs will be directly allocated to and paid by the Partnership. The balance of the year 2000 compliance costs, approximately 99%, will be paid by the General Partner and its Affiliates. Total year 2000 compliance costs incurred through December 31, 1998 are estimated at approximately $5,000.

CONTINGENCY PLAN
----------------
The Partnership is expects to be Year 2000 compliant in advance of the year 2000. The Partnership will continue to monitor its progress and state of readiness, and is in the process of formulating a contingency plan which the Partnership will be prepared to adopt with respect to areas in which evidence arises that it may not become Year 2000 compliant in sufficient time. With respect to its tenants, suppliers and other parties with whom the Partnership conducts business, the Partnership does not yet have sufficient information to identify the types of problems it may encounter in the event these third parties are not Year 2000 compliant. As information is obtained that may indicate such parties may not become Year 2000 compliant in sufficient time, the Partnership is prepared to develop contingency plans, accordingly.



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

Both the K mart and Euro-Fresh Market Plaza properties are subject to net leases containing rental escalation clauses which take effect when specified sales volumes are achieved by the tenants. If inflation, over time, increases the prices of goods sold by these tenants, this may result in increased rental income for the Partnership. In addition to the grocery store which is its anchor tenant, Euro-Fresh Market Plaza also includes smaller commercial spaces which are subject to renewal under short-term leases. For these spaces, inflation is likely to increase rental income from leases to new tenants and lease renewals, subject to normal market conditions.


Item 7(a). Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.  Financial Statements and Supplementary Data



                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)




                                     Index
                                     -----
                                                                          Page
                                                                          ----
Independent Auditors' Report.............................................  15

Financial Statements:

  Balance Sheets, December 31, 1998 and 1997.............................  16

  Statements of Operations, for the years ended
    December 31, 1998, 1997 and 1996.....................................  18

  Statements of Partners' Capital, for the years ended
    December 31, 1998, 1997 and 1996.....................................  19

  Statements of Cash Flows, for the years ended
    December 31, 1998, 1997 and 1996.....................................  20

  Notes to Financial Statements..........................................  21

Real Estate and Accumulated Depreciation (Schedule III)..................  28


Schedules not filed:

All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

INDEPENDENT AUDITORS' REPORT


To the Partners of
Inland Monthly Income Fund II, L.P.

We have audited the accompanying balance sheets of Inland Monthly Income Fund II, L.P. (a limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(c). These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Inland Monthly Income Fund II, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP



Chicago, Illinois
January 29, 1999

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets

                          December 31, 1998 and 1997




                                    Assets
                                    ------

                                                       1998          1997
Current assets:                                        ----          ----
  Cash and cash equivalents (Note 1).............. $ 1,161,470     1,151,954
  Accounts and rents receivable...................     162,558       170,804
  Current portion of deferred rent
    receivable (Note 5)...........................        -            1,103
  Other assets....................................       1,875         2,061
                                                   ------------  ------------
Total current assets..............................   1,325,903     1,325,922
                                                   ------------  ------------
Investment properties (including acquisition
  fees paid to Affiliates of $1,430,682)
  (Notes 1, 3 and 4):
  Land............................................   3,998,149     3,998,149
  Buildings and improvements......................  13,957,812    13,814,185
                                                   ------------  ------------
                                                    17,955,961    17,812,334
    Less accumulated depreciation.................   4,047,610     3,617,865
                                                   ------------  ------------
Net investment properties.........................  13,908,351    14,194,469
                                                   ------------  ------------
Other assets:
  Deferred leasing fees to Affiliates (net of
    accumulated amortization of $143,005 and
    $124,912 for 1998 and 1997, respectively)
    (Notes 1 and 3)...............................      84,727       102,820
  Deferred rent receivable, less current portion
    (Notes 1 and 5)...............................     302,419       349,868
                                                   ------------  ------------
Total other assets................................     387,146       452,688
                                                   ------------  ------------
Total assets...................................... $15,621,400    15,973,079
                                                   ============  ============









                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                          December 31, 1998 and 1997



                       Liabilities and Partners' Capital
                       ---------------------------------
                                                       1998          1997
                                                       ----          ----
Current liabilities:
  Accounts payable................................ $     3,007         2,708
  Accrued real estate taxes.......................     185,785       188,729
  Distributions payable (Note 7)..................     140,427       140,427
  Due to Affiliates (Note 3)......................         472         1,648
  Deposits held for others........................     458,203       384,448
  Other current liabilities.......................        -           26,925
                                                   ------------  ------------
Total current liabilities.........................     787,894       744,885

Commission payable to Affiliate (Note 3)..........     132,000       132,000
                                                   ------------  ------------
Total liabilities.................................     919,894       876,885
                                                   ------------  ------------
Partners' capital (Notes 1, 2 and 3):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................      59,977        64,274
                                                   ------------  ------------
                                                        60,477        64,774
  Limited Partners:                                ------------  ------------
    Units of $500. Authorized 80,000 Units,
      50,095.50 Units outstanding (net of offering
      costs of $3,148,734, of which $653,165
      was paid to Affiliates).....................  21,916,510    21,916,510
    Cumulative net income.........................  14,014,261    12,751,226
    Cumulative distributions...................... (21,289,742)  (19,636,316)
                                                   ------------  ------------
                                                    14,641,029    15,031,420
                                                   ------------  ------------
Total Partners' capital...........................  14,701,506    15,096,194
                                                   ------------  ------------
Total liabilities and Partners' capital........... $15,621,400    15,973,079
                                                   ============  ============







                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations

             For the years ended December 31, 1998, 1997 and 1996


                                         1998          1997          1996
Income:                                  ----          ----          ----
  Rental income (Notes 1, 4 and 5).. $ 1,897,476     1,917,095     1,918,275
  Additional rental income..........     113,886       165,331       157,981
  Interest income...................      40,280        36,424        32,504
  Other income......................      19,771        30,009          -
                                     ------------  ------------  ------------
                                       2,071,413     2,148,859     2,108,760
Expenses:                            ------------  ------------  ------------
  Professional services to
    Affiliates......................      12,485        11,850        14,024
  Professional services to
    non-affiliates..................      27,258        27,230        25,541
  General and administrative
    expenses to Affiliates..........      23,447        25,632        30,024
  General and administrative
    expenses to non-affiliates......      12,591        15,115        13,781
  Property operating expenses
    to Affiliates...................      32,041        33,150        31,848
  Property operating expenses
    to non-affiliates...............     257,015       308,838       274,488
  Depreciation......................     429,745       431,587       431,587
  Amortization......................      18,093        18,092        18,092
                                     ------------  ------------  ------------
                                         812,675       871,494       839,385
                                     ------------  ------------  ------------
Net income.......................... $ 1,258,738     1,277,365     1,269,375
                                     ============  ============  ============
Net income (loss) allocated to
  (Note 2):
  General Partner................... $    (4,297)       (4,316)       (4,316)
  Limited Partners..................   1,263,035     1,281,681     1,273,691
                                     ------------  ------------  ------------
Net income.......................... $ 1,258,738     1,277,365     1,269,375
                                     ============  ============  ============
Net loss allocated to the
  one General Partner Unit.......... $    (4,297)       (4,316)       (4,316)
                                     ============  ============  ============
Net income per Unit allocated to
  Limited Partners per weighted
  average Limited Partnership
  Units of 50,095.50................ $     25.21         25.58         25.43
                                     ============  ============  ============




                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                        Statements of Partners' Capital

             For the years ended December 31, 1998, 1997 and 1996



                                        General       Limited
                                        Partner       Partners       Total
                                     ------------  ------------  ------------
Balance January 1, 1996............. $    73,406    15,832,893    15,906,299

Net income (loss)...................      (4,316)    1,273,691     1,269,375
Distributions ($34.00 per weighted
  average of Limited Partnership
  Units of 50,095.50)...............        -       (1,703,419)   (1,703,419)
                                     ------------  ------------  ------------
Balance December 31, 1996...........      69,090    15,403,165    15,472,255

Net income (loss)...................      (4,316)    1,281,681     1,277,365
Distributions ($33.01 per weighted
  average of Limited Partnership
  Units of 50,095.50)...............        -       (1,653,426)   (1,653,426)
                                     ------------  ------------  ------------
Balance December 31, 1997...........      64,774    15,031,420    15,096,194

Net income (loss)...................      (4,297)    1,263,035     1,258,738
Distributions ($33.01 per weighted
  average of Limited Partnership
  Units of 50,095.50)...............        -       (1,653,426)   (1,653,426)
                                     ------------  ------------  ------------
Balance December 31, 1998........... $    60,477    14,641,029    14,701,506
                                     ============  ============  ============




















                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

             For the years ended December 31, 1998, 1997 and 1996



                                         1998          1997          1996
Cash flows from operating activities:    ----          ----          ----
  Net income........................ $ 1,258,738     1,277,365     1,269,375
  Adjustments to reconcile net
      income to net cash provided by
      operating activities:
    Depreciation....................     429,745       431,587       431,587
    Amortization....................      18,093        18,092        18,092
    Changes in assets and liabilities:
      Accounts and rents receivable.       8,246       (31,357)       20,528
      Other assets..................         186        (1,568)          177
      Deferred rent receivable......      48,552        31,663        (1,066)
      Accounts payable..............         299       (11,414)        8,628
      Accrued real estate taxes.....      (2,944)        4,764         3,940
      Due to Affiliates.............      (1,176)       (1,277)       (4,473)
      Other current liabilities.....     (26,925)         -             -
Net cash provided by operating       ------------  ------------  ------------
  activities........................   1,732,814     1,717,855     1,746,788
                                     ------------  ------------  ------------
Cash flows from investing activities:
  Capital expenditures..............    (143,627)         -             -
Net cash used by investing           ------------  ------------  ------------
    activities......................    (143,627)         -             -
                                     ------------  ------------  ------------
Cash flows from financing activities:
  Deposits held for others..........      73,755        43,681        18,912
  Cash distributions ...............  (1,653,426)   (1,653,044)   (1,703,800)
Net cash used in financing           ------------  ------------  ------------
    activities......................  (1,579,671)   (1,609,363)   (1,684,888)
                                     ------------  ------------  ------------
Net increase (decrease) in cash and
    cash equivalents................       9,516       108,492        61,900
Cash and cash equivalents at
  beginning of year.................   1,151,954     1,043,462       981,562
Cash and cash equivalents at end     ------------  ------------  ------------
  of year........................... $ 1,161,470     1,151,954     1,043,462
                                     ============  ============  ============









                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

             For the years ended December 31, 1998, 1997 and 1996


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

Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. As of December 31, 1998 and 1997, the Partnership has not recognized any such impairment.

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

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates market. For the years ended December 31, 1998 and 1997, included in cash and cash equivalents is approximately $446,800 and $372,200, respectively, held in an unrestricted escrow account for the payment of real estate taxes for Colonial Manor Living Center.

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
                                       1998                      1997
                             ------------------------  ------------------------
                                              Tax                      Tax
                                GAAP         Basis        GAAP        Basis
                                Basis     (unaudited)     Basis    (unaudited)
                             -----------  ------------ ----------- ------------
Total assets................ $15,621,400   18,770,133   15,973,079   19,121,812

Partners' capital:
  General Partner...........      60,477        7,700       64,774       11,997
  Limited Partners..........  14,641,029   17,842,538   15,031,420   18,232,931

Net income (loss):
  General Partner...........      (4,297)      (4,297)      (4,316)      (4,316)
  Limited Partners..........   1,263,035    1,263,035    1,281,681    1,359,396

Net income per Limited
  Partnership Unit..........       25.21        25.21        25.58        27.14

The net income per Unit is based upon the weighted average number of Units of 50,095.50.

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

A presentation of information about operating segments as required in Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information" would not be material to an understanding of the Partnership's business taken as a whole as the Partnership is engaged in the business of real estate investment which management considers to be a single operating segment.


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


(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $472 and $1,648 was unpaid as of December 31, 1998 and 1997, respectively.

An Affiliate of the General Partner earned Property Management Fees of $32,041, $33,150, and $31,848 for the years ended December 31, 1998, 1997 and 1996, respectively, in connection with managing the Partnership's properties. Such fees are included in property operating expenses to Affiliates, all of which have been paid as of December 31, 1998.

In connection with the sale of The Wholesale Club on January 8, 1991, the Partnership recorded $132,000 of sales commission payable to an Affiliate of the General Partner. Such commission has been deferred until the Limited Partners receive their Original Capital plus a return as specified in the Partnership Agreement.


(4) Investment Properties

Colonial Manor Living Center, LaGrange, Illinois
------------------------------------------------
On June 7, 1989, the Partnership took title to this property which an Affiliate of the General Partner purchased on behalf of the Partnership from an unaffiliated third party for $6,787,232. The property consists of a 107,867 square-foot nursing care facility located in LaGrange, Illinois. The total cost of this property to the Partnership was $7,521,881, which includes acquisition fees of $601,675 and acquisition costs of $132,974. The center is currently
100% leased to Elite Care Corporation. The lease is a triple-net lease and expires January 2001. The tenant has the right to extend the lease for an additional ten-year term. The rent per annum is $909,372 and adjusts annually. In 1992, the current operator of this facility negotiated with a new operator to sublease the facility. The General Partner approved the transaction with no significant changes to the terms of the lease.

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

Euro-Fresh Market Plaza, Palatine, Illinois
-------------------------------------------
On December 31, 1990, the Partnership took title to this property from an unaffiliated third party for $2,000,000. The property consists of two buildings aggregating 52,475 square feet. One of the buildings is a food store and the other is a multi-tenant building containing twelve commercial units. The total initial cost of this property to the Partnership was $2,186,383, which includes acquisition fees of $180,645 and related acquisition costs of $5,738. The property is 85% leased on a net basis with the tenants responsible for their portion of real estate taxes and common area maintenance. The Partnership is responsible for its share of real estate taxes and common area maintenance plus the maintenance of the structures and the parking lot. Then anchor tenant, Eagle Food Store, had a lease through May 1997 with an annual rent of $78,600.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


The current tenants in the 12-unit building have leases ranging from one to five years at an average monthly rent of $1,883 per tenant. In January 1994, the anchor tenant at the shopping center, Eagle Foods, closed its store. In February 1994, with the approval of the General Partner, Eagle Foods assigned its lease to Certified Grocers Midwest, Inc. ("Certified"). Certified occupied the store from March 1994 until August 1995. In May 1996, Euro-Fresh Market ("Euro-Fresh") began its occupancy of the anchor store and the shopping center was renamed Euro-Fresh Market Plaza. Under the original lease, as well as the assignment of the lease, Eagle Foods had guaranteed payments until November
1998. As of December 1, 1998, Euro-Fresh Market, Inc. negotiated a new lease which expires November 30, 2003 for an annual rent of $109,939.



Cost and accumulated depreciation of the above properties as of December 31, are summarized as follows:
                                                1998          1997
    Health and Racquet Club:                ------------   ------------
         Cost.............................. $ 3,016,527      3,016,527
         Less accumulated depreciation.....     740,015        667,817
                                            ------------   ------------
                                              2,276,512      2,348,710
    Retail Store:                           ------------   ------------
         Cost..............................   5,072,473      5,072,473
         Less accumulated depreciation.....     954,366        849,298
                                            ------------   ------------
                                              4,118,107      4,223,175
    Nursing Home:                           ------------   ------------
         Cost..............................   7,521,881      7,521,881
         Less accumulated depreciation.....   1,968,920      1,763,468
                                            ------------   ------------
                                              5,552,961      5,758,413
    Shopping Center:                        ------------   ------------
         Cost..............................   2,345,080      2,201,453
         Less accumulated depreciation.....     384,309        337,282
                                            ------------   ------------
                                              1,960,771      1,864,171
                                            ------------   ------------
    Total.................................. $13,908,351     14,194,469
                                            ============   ============

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


(5) Operating Leases

Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the straight-line basis. The accompanying financial statements include a decrease of $48,552, a decrease of $31,663, and an increase of $1,066 in 1998, 1997 and 1996, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $302,419 and $350,971 in related deferred rent receivable as of December 31, 1998 and 1997, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made. Deferred rent receivable of $3,719 was written off against rental income for the year ended December 31, 1997, due to two tenants vacating at Euro-Fresh Market Plaza.

Minimum lease payments to be received in the future from operating leases are as follows:

    1999..........................................      $ 1,945,018
    2000..........................................        1,956,591
    2001..........................................        1,090,556
    2002..........................................          996,443
    2003..........................................          947,691
    Thereafter....................................        4,653,094
                                                        ------------
    Total.........................................      $11,589,393
                                                        ============

Pursuant to the lease agreements, tenants of Euro-Fresh Market Plaza are required to reimburse the Partnership for their pro rata share of the real estate taxes and operating expenses of the property. Such amounts are included in additional rental income.

The Partnership currently has significant net operating leases with Elite Care Corporation ("Elite"), K mart Corporation ("K mart") and Scandinavian Health Spa, Inc. ("SHS"). Revenues from the Elite lease for the Colonial Manor Nursing Home, the K mart lease for the K mart store and the SHS lease for the Scandinavian Health Spa represents approximately 42%, 22% and 17%, respectively, of the Partnership's income for the year ended December 31, 1998, approximately 40%, 21% and 17%, respectively, of the Partnership's income for the year ended December 31, 1997 and approximately 41%, 21% and 17%, respectively, of the Partnership's income for the year ended December 31, 1996.


(6) Subsequent Events

During January 1999, the Partnership paid a distribution of $140,427 to the Limited Partners.

                                                         INLAND MONTHLY INCOME FUND II, L.P.
                                                               (a limited partnership)
                                                                    Schedule III
                                                      Real Estate and Accumulated Depreciation
                                                                  December 31, 1998
                          Initial cost
                          to Partnership                            Gross amount at which carried
                               (A)                                      at end of period (B)
                     -----------------------    Costs     -------------------------------------------------           Life on which
                                             capitalized                                                    Date      depreciation
                                 Buildings    subsequent              Buildings               Accumulated   Con-      in latest Stmt
                                    and          to                     and         Total     Depreciation  stru-Date of Operations
                        Land    improvements acquisition    Land    improvements     (C)          (D)       cted Acq   is computed
                     ---------- ------------ ------------ --------- ------------- ---------- -------------- ---- ---- --------------
Health & Racquet Club:
  Scandinavian Health
    Spa, Inc.                                                                                                    10/19
  Broadview Hts., OH $  850,609   2,165,039          879    850,609   2,165,918    3,016,527      740,015   1984  1988  30 years

Nursing Home Facility:
  Colonial Manor                                                                                                 06/07
  LaGrange, IL          416,390   7,105,491         -       416,390   7,105,491    7,521,881    1,968,920   1924  1989  40 years

Retail Store:
  K mart                                                                                                         12/29
  Chandler, AZ        1,920,439   3,152,034         -     1,920,439   3,152,034    5,072,473      954,366   1986  1989  30 years

Shopping Center:
  Euro-Fresh Market Plaza
                                                                                                                 12/31
  Palatine, IL          810,711   1,375,672      158,697    810,711   1,534,369    2,345,080      384,309   1973  1990  30 years

                     ---------- ------------ ------------ --------- ------------  ---------- -------------
             Totals  $3,998,149  13,798,236      159,576  3,998,149  13,957,812   17,955,961    4,047,610
                     ========== ============ ============ ========= ===========   ========== =============

Notes:
  (A) The initial cost to the Partnership represents the original purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
  (B) The aggregate cost of real estate owned at December 31, 1998 for Federal income tax purposes was approximately $17,956,000
      (unaudited.)
  (C) Reconciliation of real estate owned:
                                                               1998              1997              1996
                                                               ----              ----              ----
         Balance at beginning of year.................... $ 17,812,334        17,812,334       17,812,334
         Capital expenditures............................      143,627              -                -
                                                          -------------     -------------    -------------
         Balance at end of year.......................... $ 17,955,961        17,812,334       17,812,334
                                                          =============     =============    =============

  (D) Reconciliation of accumulated depreciation:

         Balance at beginning of year.................... $  3,617,865         3,186,278        2,754,691
         Depreciation expense............................      429,745           431,587          431,587
                                                          -------------     -------------    -------------
         Balance at end of year.......................... $  4,047,610         3,617,865        3,186,278
                                                          =============     =============    =============


Item 9. Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure matters during 1998.


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


Officers and Directors

The officers, directors, and key employees of The Inland Group, Inc. and its Affiliates ("Inland") that are likely to provide services to the Partnership are as follows:


                               Functional Title

  Daniel L. Goodwin....... Chairman and Chief Executive Officer
  Robert H. Baum.......... Executive Vice President-General Counsel
  G. Joseph Cosenza....... Senior Vice President-Acquisitions
  Robert D. Parks......... Senior Vice President-Investments
  Norbert J. Treonis...... Senior Vice President-Property Management
  Brenda G. Gujral........ President and Chief Operating Officer-IREIC
  Catherine L. Lynch...... Treasurer
  Paul J. Wheeler......... Vice President-Personal Financial Services Group
  Roberta S. Matlin....... Assistant Vice President-Investments
  Mark Zalatoris.......... Assistant Vice President-Due Diligence
  Patricia A. Challenger.. Vice President-Asset Management
  Kelly Tucek............. Assistant Vice President-Partnership Accounting
  Venton J. Carlston...... Assistant Controller

    DANIEL L. GOODWIN (age 55) is Chairman of the Board of Directors of The Inland Group, Inc., a billion-dollar real estate and financial organization located in Oak Brook, Illinois. Among Inland's subsidiaries is the largest property management firm in Illinois and one of the largest commercial real estate and mortgage banking firms in the Midwest.

Mr. Goodwin has served as Director of the Avenue Bank of Oak Park and as a director of the Continental Bank of Oakbrook Terrace. He was Chairman of the Bank Holding Company of American National Bank of DuPage. Currently he is the Chairman of the Board of Inland Mortgage Investment Corporation.

Mr. Goodwin has been in the housing industry for more than 28 years, and has demonstrated a lifelong interest in housing-related issues. He is a licensed real estate broker and a member of the National Association of Realtors. Mr. Goodwin has developed thousands of housing units in the Midwest, New England, Florida, and the Southwest. He is also the author of a nationally recognized real estate reference book for the management of residential properties.

Mr. Goodwin has served on the Board of the Illinois State Affordable Housing Trust Fund for the past six years. He is an advisor for the Office of Housing Coordination Services of the State of Illinois, and a member of the Seniors
Housing Committee of the National Multi-Housing Council. Recently, Governor Edgar appointed Mr. Goodwin as Chairman of the Housing Production Committee for the Illinois State Affordable Housing Conference. He also served as a member of the Cook County Commissioner's Economic Housing Development Committee, and he was the Chairman of the DuPage County Affordable Housing Task Force. The 1992 Catholic Charities Award was presented to Mr. Goodwin for his work in addressing affordable housing needs. The City of Hope designated him as the Man of the Year for the Illinois construction industry. In 1989, the Chicago Metropolitan Coalition on Aging presented Mr. Goodwin with an award in recognition of his efforts in making housing more affordable to Chicago's Senior Citizens. On May 4, 1995, PADS, Inc. (Public Action to Deliver Shelter) presented Mr. Goodwin with an award, recognizing The Inland Group as the leading corporate provider of transitional housing for the homeless people of DuPage County. Mr. Goodwin also serves as Chairman of New Directions Housing Corporation, a leading provider of affordable housing in northern Illinois.

Mr. Goodwin is a product of Chicago-area schools, and obtained his Bachelor's and Master's Degrees from Illinois Universities. Following graduation, he taught for five years in the Chicago Public Schools. His commitment to education has continued through his work with the BBF Family Services' Pilot Elementary School in Chicago, and the development of the Inland Vocational Training Center for the Handicapped located at Little City in Palatine,
Illinois. He personally established an endowment which funds a perpetual scholarship program for inner-city disadvantaged youth. In 1990 he received the Northeastern Illinois University President's Meritorious Service Award. Mr. Goodwin holds a Master's Degree in Education from Northern Illinois University, and in 1986, he was awarded an Honorary Doctorate from Northeastern Illinois University College of Education. More than 12 years ago, under Mr. Goodwin's direction, Inland instituted a program to educate disabled students about the workplace. Most of these original students are still employed at Inland today, and Inland continues as one of the largest employers of the disabled in DuPage County. Mr. Goodwin has served as a member of the Board of Governors of Illinois State Colleges and Universities, and he is currently a trustee of Benedictine University. He was elected Chairman of the Northeastern Illinois University Board of Trustees in January 1996.

In 1988 he received the Outstanding Business Leader Award from the Oak Brook Jaycees and in March 1994, he won the Excellence in Business Award from the DuPage Area Association of Business and Industry. Additionally, he was honored with a dinner sponsored by Little Friends on May 17, 1995 for rescuing their Parent-Handicapped Infant Program when they lost their lease. He was the recipient of the 1995 March of Dimes Life Achievement Award and was recently recognized as the 1998 Corporate Leader of the Year by the Oak Brook Area Association of Commerce and Industry. The Ray Graham Association for People with Disabilities honored Mr. Goodwin as the 1999 Employer of the Year. For many years, he has been Chairman of the National Football League Players Association Mackey Awards for the benefit of inner-city youth and he served as the recent Chairman of the Speakers Club of the Illinois House of Representatives.

    ROBERT H. BAUM (age 55) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Baum is Vice Chairman and Executive Vice President-General Counsel of The Inland Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group, Inc. and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American
Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois. He received his B.S. Degree from the University of Wisconsin and his J.D. Degree from Northwestern University School of Law. Mr. Baum has served as a director of American National Bank of DuPage and currently serves as a director of Westbank. Mr. Baum also is a member of the Governing Council of Wellness House, a charitable organization that provides emotional support for cancer patients and their families.

    G. JOSEPH COSENZA (age 55) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Cosenza is a Director and Vice Chairman of The Inland Group, Inc. and oversees, coordinates and directs Inland's many enterprises. In addition, Mr. Cosenza immediately supervises a staff of nine persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods.

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

Mr. Cosenza has also been Chairman of the Board of American National Bank of DuPage, and has served on the Board of Directors of Continental Bank of Oakbrook Terrace. He is presently a Director on the Board of Westbank in Westchester and Hillside, Illinois.

    ROBERT D. PARKS  (age  55)    is  a  Director  of  The  Inland Group, Inc.,
President, Chairman and Chief Executive Officer of Inland Real Estate Investment Corporation and President, Chief Executive Officer, Chief Operating Officer and Affiliated Director of Inland Real Estate Corporation.

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

    NORBERT J. TREONIS (age 48) joined The Inland Group, Inc. and its affiliates in 1975 and he is currently Chairman and Chief Executive Officer of The Inland Property Management Group, Inc. and a Director of The Inland Group, Inc. He serves on the Board of Directors of all Inland subsidiaries involved in the property management, acquisitions and maintenance of real estate, including Mid-America Property Management Corporation, Metropolitan Construction Services, Inc. and Inland Commercial Property Management, Inc.
Mr. Treonis is charged with the responsibility of the overall management and leasing of all apartment units, retail, industrial and commercial properties nationwide.

Mr. Treonis is a licensed real estate broker. He is a past member of the Board of Directors of American National Bank of DuPage, the Apartment Building Owners and Managers Association, the National Apartment Association and the Chicagoland Apartment Association.

    BRENDA G. GUJRAL (age 56) is President and Chief Operating Officer of Inland Real Estate Investment Corporation (IREIC), the parent company of the Advisor. She is also President and Chief Operating Officer of the Dealer-Manager, Inland Securities Corporation (ISC), a member firm of the National Association of Securities Dealers (NASD).

Mrs. Gujral has overall responsibility for the operations of IREIC, including the distribution of checks to over 50,000 investors, review of periodic communications to those investors, the filing of quarterly and annual reports for Inland's publicly registered investment programs with the Securities and Exchange Commission, compliance with other SEC and NASD securities regulations both for IREIC and ISC, review of asset management activities, and marketing and communications with the independent broker/dealer firms selling Inland's current and prior programs. Mrs. Gujral works with internal and outside legal counsel in structuring and registering the prospectuses for IREIC's investment programs.

Mrs. Gujral has been with  Inland  for  18  years, becoming an officer in 1982.
Prior to joining Inland, she worked for the Land Use Planning Commission establishing an office in Portland, Oregon, to implement land use legislation for that state.

She is a graduate of California State University. She holds Series 7, 22, 39 and 63 licenses from the NASD and is a member of the National Association of Real Estate Investment Trusts (NAREIT) and the National Association of Female Executives.

    CATHERINE L. LYNCH (age 40) joined Inland in 1989 and is the Treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the Corporate Accounting Department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG Peat Marwick since 1980. She received her B.S. degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

    PAUL J. WHEELER (age 46) joined Inland in 1982 and is currently the President of Inland Real Estate Equities, Inc., the entity responsible for all corporately owned real estate. Mr. Wheeler received his B.A. degree in
Economics from  DePauw  University  and  an  M.B.A.  in Finance/Accounting from
Northwestern University. Mr. Wheeler is a Certified Public Accountant and licensed real estate broker. For three years prior to joining Inland, Mr. Wheeler was Vice President/Finance at the real estate brokerage firm of Quinlan & Tyson, Inc.

    ROBERTA S. MATLIN (age 54) joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President-Investments. Prior to that, Ms. Matlin spent 11 years with the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. She is a Director of Inland Real Estate Investment Corporation,
Inland Securities Corporation, and Inland Real Estate Advisory Services, Inc. As Senior Vice President-Investments, she directs the day-to-day internal operations of the General Partner. Ms. Matlin received her B.A. degree from the University of Illinois. She is registered with the National Association of Securities Dealers, Inc. as a General Securities Principal.

    MARK ZALATORIS (age 41) joined Inland in 1985 and currently serves as Vice President of Inland Real Estate Investment Corporation. His responsibilities include the coordination of due diligence activities by selling broker/dealers and is also involved with limited partnership asset management including the mortgage funds.  Mr.  Zalatoris  is  a  graduate  of the University of Illinois where he received a Bachelors degree in Finance and a Masters degree in Accounting and Taxation. He is a Certified Public Accountant and holds a General Securities License with Inland Securities Corporation.

    PATRICIA A. CHALLENGER (age 46) joined Inland in 1985. Ms. Challenger serves as Senior Vice President of Inland Real Estate Investment Corporation in the area of Asset Management. As head of the Asset Management Department, she develops operating and disposition strategies for all investment-owned properties. Ms. Challenger received her Bachelor's degree from George
Washington University and her Master's from Virginia Tech University. Ms. Challenger was selected and served from 1980-1984 as Presidential Management Intern, where she was part of a special government-wide task force to eliminate waste, fraud and abuse in government contracting and also served as Senior Contract Specialist responsible for capital improvements in 109 government properties. Ms. Challenger is a licensed real estate broker, NASD registered securities sales representative and is a member of the Urban Land Institute.

    KELLY TUCEK (age 36) joined Inland in 1989 and is an Assistant Vice President of Inland Real Estate Investment Corporation. As of August 1996, Ms. Tucek is responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

    VENTON J. CARLSTON (age 41) joined Inland in 1985 and is the Assistant Controller of Inland Real Estate Investment Corporation where he supervises the corporate bookkeeping staff and is responsible for financial statement preparation and budgeting for Inland Real Estate Investment Corporation and its subsidiaries. Prior to joining Inland, Mr. Carlston was a partnership accountant with JMB Realty. He received his B.S. degree in Accounting from Southern Illinois University. Mr. Carlston is a Certified Public Accountant and a member of the Illinois CPA Society. He is registered with the National Association of Securities Dealers, Inc. as a Financial Operations Principal.


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

The General Partner of the Partnership and its Affiliates may be reimbursed for their expenses or out-of-pocket expenses relating to administration of the Partnership and salaries and direct expenses of employees of the General Partner and its Affiliates for the administration of the Partnership. Such costs for 1998 were $35,932, of which $472 was unpaid as of December 31, 1998.

During 1998, Affiliates of the General Partner earned $32,041 in management fees in connection with managing the Partnership's properties, all of which is paid as of December 31, 1998.

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

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The Financial Statements listed in the index at page 14 of this Annual Report are filed as part of this Annual Report.

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

(c) Financial Statement Schedules.

    Financial statement schedules for the years ended December 31, 1998, 1997 and 1996 are submitted herewith:

                                                                     Page


    Real Estate and Accumulated Depreciation, (Schedule III)........  28

    All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(d) Reports on Form 8-K.

    None.


No Annual Report or proxy material for the year 1998 has been sent to the Partners of the Partnership. An Annual Report will be sent to the Partners subsequent to this filing and the Partnership will furnish copies of such report to the Commission when it is sent to the Partners.

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

                            INLAND MONTHLY INCOME FUND II, L.P.
                            Inland Real Estate Investment Corporation
                            General Partner

                                  /s/ Robert D. Parks

                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 29, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                            By: Inland Real Estate Investment Corporation General Partner

                                  /s/ Robert D. Parks

                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 29, 1999

                                  /s/ Patricia A. Challenger

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: March 29, 1999

                                  /s/ Kelly Tucek

                            By:   Kelly Tucek
                                  Principal Financial Officer
                                  and Principal Accounting Officer
                            Date: March 29, 1999

                                  /s/ Daniel L. Goodwin

                            By:   Daniel L. Goodwin
                                  Director
                            Date: March 29, 1999

                                  /s/ Robert H. Baum

                            By:   Robert H. Baum
                                  Director
                            Date: March 29, 1999