Form 10-Q
period 1999-03-31
INLAND MONTHLY INCOME FUND II L P
filed 1999-05-13
CIK 835322

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1999

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

                     March 31, 1999 and December 31, 1998
                                  (unaudited)


                                    Assets
                                    ------

                                                       1999          1998
                                                       ----          ----
Current assets:
  Cash and cash equivalents (Note 1).............. $ 1,033,662     1,161,470
  Accounts and rents receivable...................     163,581       162,558
  Other assets....................................         807         1,875
                                                   ------------  ------------
Total current assets..............................   1,198,050     1,325,903
                                                   ------------  ------------
Investment properties (including acquisition fees
  paid to Affiliates of $1,430,682)(Notes 1 and 3):
    Land..........................................   3,998,149     3,998,149
    Buildings and improvements....................  13,957,812    13,957,812
                                                   ------------  ------------
                                                    17,955,961    17,955,961
      Less accumulated depreciation...............   4,155,950     4,047,610
                                                   ------------  ------------
Net investment properties.........................  13,800,011    13,908,351
                                                   ------------  ------------
Other assets:
  Deferred leasing fees to Affiliates (net of
    accumulated amortization of $147,528 and
    $143,005 at March 31, 1999 and December 31,
    1998, respectively)(Notes 1 and 3)............      80,204        84,727
  Deferred rent receivable (Note 2)...............     285,985       302,419
                                                   ------------  ------------
Total other assets................................     366,189       387,146
                                                   ------------  ------------
Total assets...................................... $15,364,250    15,621,400
                                                   ============  ============













                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                     March 31, 1999 and December 31, 1998
                                  (unaudited)


                       Liabilities and Partners' Capital
                       ---------------------------------

                                                       1999          1998
                                                       ----          ----
Current liabilities:
  Accounts payable................................ $    26,900         3,007
  Accrued real estate taxes.......................     146,085       185,785
  Distributions payable (Note 4)..................     140,427       140,427
  Due to Affiliates (Note 3)......................       1,614           472
  Deposits held for others........................     357,362       458,203
  Other current liabilities.......................      11,453          -
                                                   ------------  ------------
Total current liabilities.........................     683,841       787,894

Commission payable to Affiliate (Note 3)..........     132,000       132,000
                                                   ------------  ------------
Total liabilities.................................     815,841       919,894
                                                   ------------  ------------
Partners' capital (Notes 1, 3 and 4):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................      58,894        59,977
                                                   ------------  ------------
                                                        59,394        60,477
  Limited Partners:                                ------------  ------------
    Units of $500. Authorized 80,000 Units,
      50,095.50 Units outstanding (net of
      offering costs of $3,148,734, of which
      $653,165 was paid to Affiliates)............  21,916,510    21,916,510
    Cumulative net income.........................  14,269,940    14,014,261
    Cumulative distributions...................... (21,697,435)  (21,289,742)
                                                   ------------  ------------
                                                    14,489,015    14,641,029
                                                   ------------  ------------
Total Partners' capital...........................  14,548,409    14,701,506
                                                   ------------  ------------
Total liabilities and Partners' capital........... $15,364,250    15,621,400
                                                   ============  ============






                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations

              For the three months ended March 31, 1999 and 1998
                                  (unaudited)


                                                       1999          1998
                                                       ----          ----
Income:
  Rental income (Notes 1 and 2)................... $   473,970       481,675
  Additional rental income........................      45,144        37,443
  Interest income.................................       6,722         9,790
                                                   ------------  ------------
                                                       525,836       528,908
Expenses:                                          ------------  ------------
  Professional services to Affiliates.............       1,909         3,200
  Professional services to non-affiliates.........      30,557        27,250
  General and administrative expenses to
    Affiliates....................................       8,589         8,793
  General and administrative expenses to
    non-affiliates................................      13,537         6,869
  Property operating expenses to Affiliates.......       8,568         8,866
  Property operating expenses to non-affiliates...      95,217        61,952
  Depreciation....................................     108,340       107,897
  Amortization....................................       4,523         4,524
                                                   ------------  ------------
                                                       271,240       229,351
                                                   ------------  ------------
Net income........................................ $   254,596       299,557
                                                   ============  ============

Net income (loss) allocated to:
  General Partner.................................      (1,083)       (1,079)
  Limited Partners................................     255,679       300,636
                                                   ------------  ------------
Net income........................................ $   254,596       299,557
                                                   ============  ============

Net loss allocated to the one General Partner Unit $    (1,083)       (1,079)
                                                   ============  ============
Net income per Unit, allocated to Limited Partners
  per weighted average Limited Partnership
  Units of 50,095.50.............................. $      5.10          6.00
                                                   ============  ============








                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

              For the three months ended March 31, 1999 and 1998
                                  (unaudited)



                                                       1999          1998
                                                       ----          ----
Cash flows from operating activities:
  Net income...................................... $   254,596       299,557
  Adjustments to reconcile net income to
      net cash provided by operating activities:
    Depreciation..................................     108,340       107,897
    Amortization..................................       4,523         4,524
    Changes in assets and liabilities:
      Accounts and rents receivable...............      (1,023)       10,301
      Other assets................................       1,068         1,150
      Deferred rent receivable....................      16,434        12,138
      Accounts payable............................      23,893        12,531
      Accrued real estate taxes...................     (39,700)      (40,329)
      Due to Affiliates...........................       1,142         8,539
      Other current liabilities...................      11,453          -
                                                   ------------  ------------
Net cash provided by operating activities.........     380,726       416,308
                                                   ------------  ------------
Cash flows from financing activities:
  Deposits held for others........................    (100,841)      (69,659)
  Cash distributions..............................    (407,693)     (407,693)
                                                   ------------  ------------
Net cash used in financing activities.............    (508,534)     (477,352)
                                                   ------------  ------------
Net decrease in cash and cash equivalents.........    (127,808)      (61,044)
Cash and cash equivalents at beginning of period..   1,161,470     1,151,954
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $ 1,033,662     1,090,910
                                                   ============  ============















                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                March 31, 1999
                                  (unaudited)


Readers of this  Quarterly  Report  should  refer  to the Partnership's audited financial statements for the fiscal year ended December 31, 1998, which are included in the Partnership's 1998 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.

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

Statement of Financial Accounting Standards No. 121 ("SFAS 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. As of March 31, 1999, the Partnership has not recognized any such impairment.

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

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1999
                                  (unaudited)


Offering costs have been offset against the Limited Partners' capital accounts.

Depreciation expense is computed using the straight-line method. Depreciation of buildings and improvements are based upon estimated useful lives of 30 to 40 years, while depreciation of furniture and fixtures are based upon estimated useful lives of 5 to 12 years. Maintenance and repair expenses are charged to operations as incurred. Significant improvements are capitalized and depreciated over their estimated useful lives. Tenant improvements are depreciated over the related lease term.

Deferred leasing fees are amortized on a straight-line basis over the term of the related lease.

Rental income is recognized on a straight-line basis over the term of each lease. The difference between rental income earned on the straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable.

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Such investments are carried at cost which approximates market. Cash and cash equivalents are approximately $1,034,000 and $1,161,000 at March 31, 1999 and December 31, 1998, respectively, of which approximately $347,200 and $446,800, respectively, is included in cash and cash equivalents and held in an unrestricted escrow account for the payment of real estate taxes for Colonial Manor Living Center.

Statement of Financial Accounting Standards No. 128 "Earnings per Share" was adopted by the Partnership and has been applied to all prior earnings periods presented in the financial statements. The Partnership has no dilutive securities.

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

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1999
                                  (unaudited)


(2) Deferred Rent Receivable

Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the straight-line basis. The accompanying financial statements include decreases of $16,434 and $12,138 for the three months ended March 31, 1999 and 1998, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $285,985 and $302,419 in related deferred rent receivable as of March 31, 1999 and December 31, 1998, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made.


(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $1,614 and $472 was unpaid as of March 31, 1999 and December 31, 1998, respectively.

An Affiliate of the General Partner earned Property Management Fees of $8,568 and $8,866 for the three months ended March 31, 1999 and 1998, respectively, in connection with managing the Partnership's properties. Such fees are included in property operating expenses to Affiliates, all of which were paid as of March 31, 1999.

In connection with the sale of The Wholesale Club on January 8, 1991, the Partnership recorded $132,000 of sales commission payable to an Affiliate of the General Partner. Such commission has been deferred until the Limited Partners receive their Original Capital plus a return as specified in the Partnership Agreement.


(4)  Subsequent Events

During April 1999, the Partnership paid a distribution of $140,427 to the Limited Partners.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report on Form 10-Q constitute "forward-looking statements" within the meaning of the
Federal Private Securities  Litigation  Reform  Act  of  1995.   These forward-
looking statements involve known and unknown risks, uncertainties and other factors which may cause the Partnership's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, federal, state or local regulations; adverse changes in general economic or local conditions; inability of borrower to meet financial obligations; uninsured losses; and potential conflicts of interest between the Partnership and its Affiliates, including the General Partner.

Liquidity and Capital Resources

On August 4, 1988, the Partnership commenced an Offering of 50,000 (subject to increase to 80,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 4, 1990, with total sales of 50,647.14 Units at $500 per Unit, resulting in gross offering proceeds of $25,323,569, not including the General Partner's contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Partnership has acquired five properties utilizing $21,224,542 of capital proceeds collected. On January 8, 1991, the Partnership sold one of its properties, The Wholesale Club. As of March 31, 1999, cumulative distributions to Limited Partners totaled $21,697,435, of which $4,395,565 represents proceeds from the sale of The Wholesale Club and $17,301,870 represents distributable cash flow from the properties. The Partnership repurchased 551.64 Units for $260,285 from various Limited Partners through the Unit Repurchase Program. There are no funds remaining for the repurchase of Units through this program.

As of March 31, 1999, the Partnership had cash and cash equivalents of $1,033,662 which includes approximately $347,200 held in an unrestricted escrow account for the payment of real estate taxes for Colonial Manor Living Center. The Partnership intends to use such remaining funds for property upgrades, distributions and for other working capital requirements.

The properties owned by the Partnership are generating cash flow in excess of the 8% annualized distributions to the Limited Partners (paid monthly), in addition to covering all the operating expenses of the Partnership. As of March 31, 1999, the Partnership has made cumulative distributions of $253,868 in addition to the 8% annualized return to the Limited Partners from excess cash flow. To the extent that the cash flow from the properties is insufficient to meet the Partnership's needs, the Partnership may rely on advances from Affiliates of the General Partner, other short-term financing, or may sell one or more of the properties.

Results of Operations

At March 31, 1999, the Partnership owns four operating properties. Two of the Partnership's four operating properties, Scandinavian Health Spa and Colonial Manor Living Center, are leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant. The leases of the other two properties owned by the Partnership, K mart and Eurofresh Market Plaza, provide that the Partnership be responsible for maintenance of the structure and the parking lot and the tenants are required to reimburse the Partnership for portions of insurance, real estate taxes and common area maintenance.

Rental income decreased for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, due to a decrease in occupancy at Eurofresh Market Plaza. As of March 31, 1999, there were five vacant spaces at Eurofresh Market Plaza for 11,888 square feet. Additional rental income increased for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, due to an increase in common area maintenance recovery income at Eurofresh Market Plaza.

Interest income decreased for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, due to a decrease in cash available to invest in short-term investments and lower interest rates.

Professional services to Affiliates decreased for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, due to a decrease in accounting fees. Professional services to non-affiliates increased for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, due to an increase in legal fees.

General and administrative expenses to non-affiliates increased for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, due to an increase in state taxes.

Property operating expenses to non-affiliates increased for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, due to an increase in snow removal costs at Eurofresh Market Plaza.

The following is a list of approximate occupancy levels for the Partnership's investment properties as of the end of each quarter during 1998 and 1999:

                                     1998                        1999
                          ------------------------    ------------------------
                           at     at    at    at        at    at    at    at
        Properties         3/31  6/30  9/30  12/31     3/31  6/30  9/30  12/31
        ----------         ----- ----- ----- -----     ----- ----- ----- -----
Scandinavian Health Spa    100%  100%  100%  100%      100%
  Broadview Heights, Ohio

Colonial Manor             100%  100%  100%  100%      100%
  LaGrange, Illinois

K mart                     100%  100%  100%  100%      100%
  Chandler, Arizona

Eurofresh Market Plaza      95%   95%   89%   85%       77%
  Palatine, Illinois

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

YEAR 2000 COSTS
---------------
The Partnership's General Partner and its Affiliates estimate that costs to achieve year 2000 compliance will not exceed $100,000. However, only approximately 1% of these costs will be directly allocated to and paid by the Partnership. The balance of the year 2000 compliance costs, approximately 99%, will be paid by the General Partner and its Affiliates. Total year 2000 compliance costs incurred through December 31, 1998 were approximately $5,000.

CONTINGENCY PLAN
----------------
The Partnership expects to be Year 2000 compliant in advance of the year 2000. The Partnership will continue to monitor its progress and state of readiness, and is in the process of formulating a contingency plan which the Partnership will be prepared to adopt with respect to areas in which evidence arises that it may not become Year 2000 compliant in sufficient time. With respect to its tenants, suppliers and other parties with whom the Partnership conducts business, the Partnership does not yet have sufficient information to identify the types of problems it may encounter in the event these third parties are not Year 2000 compliant. As information is obtained that may indicate such parties may not become Year 2000 compliant in sufficient time, the Partnership is prepared to develop contingency plans, accordingly.

                          PART II - Other Information

Items 1 through 5(b) are omitted because of the absence of conditions under which they are required.

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



                            INLAND MONTHLY INCOME FUND II, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: May 13, 1999


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: May 13, 1999


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: May 13, 1999