Form 10-Q
period 1999-06-30
INLAND MONTHLY INCOME FUND II L P
filed 1999-08-11
CIK 835322

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                 For the Quarterly Period Ended June 30, 1999

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

                    June 30, 1999 and December 31, 1998
                                (unaudited)


                                  Assets
                                  ------

                                                       1999          1998
                                                       ----          ----
Current assets:
  Cash and cash equivalents (Note 1).............. $ 1,210,530     1,161,470
  Accounts and rents receivable...................      49,126       162,558
  Other assets....................................        -            1,875
                                                   ------------  ------------
Total current assets..............................   1,259,656     1,325,903
                                                   ------------  ------------
Investment properties (including acquisition fees
  paid to Affiliates of $1,430,682)(Notes 1 and 3):
    Land..........................................   3,998,149     3,998,149
    Buildings and improvements....................  13,957,812    13,957,812
                                                   ------------  ------------
                                                    17,955,961    17,955,961
      Less accumulated depreciation...............   4,264,290     4,047,610
                                                   ------------  ------------
Net investment properties.........................  13,691,671    13,908,351
                                                   ------------  ------------
Other assets:
  Deferred leasing fees to Affiliates (net of
    accumulated amortization of $152,051 and
    $143,005 at June 30, 1999 and December 31,
    1998, respectively) (Notes 1 and 3)...........      75,681        84,727
  Deferred rent receivable (Note 2)...............     255,143       302,419
                                                   ------------  ------------
Total other assets................................     330,824       387,146
                                                   ------------  ------------
Total assets...................................... $15,282,151    15,621,400
                                                   ============  ============













                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                      June 30, 1999 and December 31, 1998
                                  (unaudited)


                       Liabilities and Partners' Capital
                       ---------------------------------

                                                       1999          1998
                                                       ----          ----
Current liabilities:
  Accounts payable................................ $     3,515         3,007
  Accrued real estate taxes.......................     194,853       185,785
  Distributions payable (Note 4)..................     153,900       140,427
  Due to Affiliates (Note 3)......................       3,113           472
  Deposits held for others........................     447,015       458,203
  Other current liabilities.......................      23,466          -
                                                   ------------  ------------
Total current liabilities.........................     807,862       787,894
Commission payable to Affiliates (Note 3).........     132,000       132,000
                                                   ------------  ------------
Total liabilities.................................     939,862       919,894
                                                   ------------  ------------
Partners' capital (Notes 1, 3 and 4):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................      57,810        59,977
                                                   ------------  ------------
                                                        58,310        60,477
   Limited Partners:                               ------------  ------------
    Units of $500. Authorized 80,000 Units,
      50,095.50 Units outstanding (net of
      offering costs of $3,148,734, of which
      $653,165 was paid to Affiliates)............  21,916,510    21,916,510
    Cumulative net income.........................  14,477,131    14,014,261
    Cumulative distributions...................... (22,109,662)  (21,289,742)
                                                   ------------  ------------
                                                    14,283,979    14,641,029
                                                   ------------  ------------
Total Partners' capital...........................  14,342,289    14,701,506
                                                   ------------  ------------
Total liabilities and Partners' capital........... $15,282,151    15,621,400
                                                   ============  ============






                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations

           For the three and six months ended June 30, 1999 and 1998
                                  (unaudited)

                                         Three months           Six months
                                            ended                 ended
                                           June 30,              June 30,
                                           --------              --------
                                       1999       1998       1999       1998
Income:                                ----       ----       ----       ----
  Rental income (Notes 1 and 2).... $ 412,082    484,563    886,052    966,238
  Additional rental income.........    28,156     41,724     73,300     79,167
  Interest income..................     6,621     10,890     13,343     20,680
  Other income.....................      -            20       -            20
                                    ---------- ---------- ---------- ----------
                                      446,859    537,197    972,695  1,066,105
Expenses:                           ---------- ---------- ---------- ----------
  Professional services to
    Affiliates.....................     4,045      2,596      5,954      5,796
  Professional services to
    non-affiliates.................     2,398       -        32,955     27,250
  General and administrative
    expenses to Affiliates.........     7,866      1,890     16,455     10,683
  General and administrative
    expenses to non-affiliates.....     2,998      4,695     16,535     11,564
  Property operating expenses to
    Affiliates.....................     9,534      7,390     18,102     16,256
  Property operating expenses to
    non-affiliates.................   101,048     63,257    196,265    125,209
  Depreciation.....................   108,340    107,897    216,680    215,794
  Amortization.....................     4,523      4,523      9,046      9,047
                                    ---------- ---------- ---------- ----------
                                      240,752    192,248    511,992    421,599
                                    ---------- ---------- ---------- ----------
Net income......................... $ 206,107    344,949    460,703    644,506
                                    ========== ========== ========== ==========
Net income (loss) allocated to:
  General Partner..................    (1,084)    (1,079)    (2,167)    (2,158)
  Limited Partners.................   207,191    346,028    462,870    646,664
                                    ---------- ---------- ---------- ----------
Net income......................... $ 206,107    344,949    460,703    644,506
                                    ========== ========== ========== ==========
Net loss allocated to the one
  General Partner Unit............. $  (1,084)    (1,079)    (2,167)    (2,158)
                                    ========== ========== ========== ==========
Net income per Unit, basic and
  diluted, allocated to Limited
  Partners per weighted average
  Limited Partnership Units of
  50,095.50........................ $    4.14       6.91       9.24      12.91
                                    ========== ========== ========== ==========

                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

                  For six months ended June 30, 1999 and 1998
                                  (unaudited)



                                                       1999          1998
                                                       ----          ----
Cash flows from operating activities:
  Net income...................................... $   460,703       644,506
  Adjustments to reconcile net income to
      net cash provided by operating activities:
    Depreciation..................................     216,680       215,794
    Amortization..................................       9,046         9,047
    Changes in assets and liabilities:
      Accounts and rents receivable...............     113,432       (37,488)
      Other assets................................       1,875         2,061
      Deferred rent receivable....................      47,276        24,276
      Accounts payable............................         508           (96)
      Accrued real estate taxes...................       9,068         9,212
      Due to Affiliates...........................       2,641         1,057
      Other current liabilities...................      23,466       (26,925)
                                                   ------------  ------------
Net cash provided by operating activities.........     884,695       841,444
                                                   ------------  ------------
Cash flows from financing activities:
  Deposits held for others........................     (11,188)       49,373
  Cash distributions..............................    (824,447)     (824,446)
                                                   ------------  ------------
Net cash used in financing activities.............    (835,635)     (775,073)
                                                   ------------  ------------
Net increase in cash and cash equivalents.........      49,060        66,371
Cash and cash equivalents at beginning of period..   1,161,470     1,151,954
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $ 1,210,530     1,218,325
                                                   ============  ============















                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                 June 30, 1999
                                  (unaudited)


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

                                 June 30, 1999
                                  (unaudited)


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

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Such investments are carried at cost which approximates market. Cash and cash equivalents are approximately $1,210,000 and $1,161,000 at June 30, 1999 and December 31, 1998,
respectively, of which approximately $440,000 and $446,800, respectively, is included in cash and cash equivalents and held in an unrestricted escrow account for the payment of real estate taxes for Colonial Manor Living Center.

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

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1999
                                  (unaudited)


(2) Deferred Rent Receivable

Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the straight-line basis. The accompanying financial statements include decreases of $47,276 and $24,276 for the six months ended June 30, 1999 and 1998, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $255,143 and $302,419 in related deferred rent receivable as of June 30, 1999 and December 31, 1998, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made.


(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $3,113 and $472 was unpaid as of June 30, 1999 and December 31, 1998, respectively.

An Affiliate of the General Partner earned Property Management Fees of $18,102 and $16,256 for the six months ended June 30, 1999 and 1998, respectively, in connection with managing the Partnership's properties. Such fees are included in property operating expenses to Affiliates, all of which were paid as of June 30, 1999.

In connection with the sale of The Wholesale Club on January 8, 1991, the Partnership recorded $132,000 of sales commission payable to an Affiliate of the General Partner. Such commission has been deferred until the Limited Partners receive their Original Capital plus a return as specified in the Partnership Agreement.


(4)  Subsequent Events

During July 1999, the Partnership paid a distribution of $135,900 to the Limited Partners.

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

Liquidity and Capital Resources

On August 4, 1988, the Partnership commenced an Offering of 50,000 (subject to increase to 80,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 4, 1990, with total sales of 50,647.14 Units at $500 per Unit, resulting in gross offering proceeds of $25,323,569, not including the General Partner's contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Partnership has acquired five properties utilizing $21,224,542 of capital proceeds collected. On January 8, 1991, the Partnership sold one of its properties, The Wholesale Club. As of June 30, 1999, cumulative distributions to Limited Partners totaled $22,109,662, of which $4,395,565 represents proceeds from the sale of The Wholesale Club and $17,714,097 represents distributable cash flow from the properties. The Partnership repurchased 551.64 Units for $260,285 from various Limited Partners through the Unit Repurchase Program. There are no funds remaining for the repurchase of Units through this program.

As of June 30, 1999, the Partnership had cash and cash equivalents of $1,210,530 which includes approximately $440,000 held in an unrestricted escrow account for the payment of real estate taxes for Colonial Manor Living Center. The Partnership intends to use such remaining funds for property upgrades, distributions and for other working capital requirements.

The properties owned by the Partnership are generating cash flow in excess of the 8% annualized distributions to the Limited Partners (paid monthly), in addition to covering all the operating expenses of the Partnership. As of June 30, 1999, the Partnership has made cumulative distributions of $253,868 in addition to the 8% annualized return to the Limited Partners from excess cash flow. To the extent that the cash flow from the properties is insufficient to meet the Partnership's needs, the Partnership may rely on advances from Affiliates of the General Partner, other short-term financing, or may sell one or more of the properties.

On July 26, 1999, the Partnership received and accepted a signed contract for the sale of Eurofresh Market Plaza for an amount of $2,400,000. The contract is subject to and contingent upon the purchaser obtaining acceptable financing. The purchaser has paid $100,000 as earnest money to be applied to the purchase price and closing is scheduled on or before September 30, 1999.

Results of Operations

At June 30, 1999, the Partnership owns four operating properties. Two of the Partnership's four operating properties, Scandinavian Health Spa and Colonial Manor Living Center, are leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant. The leases of the other two properties owned by the Partnership, K mart and Eurofresh Market Plaza, provide that the Partnership be responsible for maintenance of the structure and the parking lot and the tenants are required to reimburse the Partnership for portions of insurance, real estate taxes and common area maintenance.

Rental income decreased for the three and six months ended June 30, 1999, as compared to the three and six months ended June 30, 1998, due to a decrease in occupancy at Eurofresh Market Plaza. As of June 30, 1999, there were five vacant spaces at Eurofresh Market Plaza for 11,888 square feet.

Interest income decreased for the three and six months ended June 30, 1999, as compared to the three and six months ended June 30, 1998, due to a decrease in cash available to invest in short-term investments and lower interest rates.

Professional services to non-affiliates increased for the three and six months ended June 30, 1999, as compared to the three and six months ended June 30, 1998, due to an increase in legal fees.

General and administrative expenses to Affiliates increased for the three and six months ended June 30, 1999, as compared to the three and six months ended June 30, 1998, due to an increase in data processing and investor services expenses. General and administrative expenses to non-affiliates increased for the three and six months ended June 30, 1999, as compared to the three and six months ended June 30, 1998, due to an increase in state taxes.

Property operating expenses to non-affiliates increased for the three and six months ended June 30, 1999, as compared to the three and six months ended June 30, 1998, due to an increase in snow removal costs at Eurofresh Market Plaza and due to the write off of real estate tax and common area maintenance recovery income receivable at Eurofresh Market Plaza.

The following is a list of approximate occupancy levels for the Partnership's investment properties as of the end of each quarter during 1998 and 1999:

                                     1998                        1999
                          ------------------------    ------------------------
                           at     at    at    at        at    at    at    at
        Properties         3/31  6/30  9/30  12/31     3/31  6/30  9/30  12/31
        ----------         ----- ----- ----- -----     ----- ----- ----- -----
Scandinavian Health Spa    100%  100%  100%  100%      100%  100%
  Broadview Heights, Ohio

Colonial Manor             100%  100%  100%  100%      100%  100%
  LaGrange, Illinois

K mart                     100%  100%  100%  100%      100%  100%
  Chandler, Arizona

Eurofresh Market Plaza      95%   95%   89%   85%       77%   77%
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

Tenants and Suppliers: The Partnership is in the process of surveying tenants, suppliers and other parties with whom the Partnership does a significant amount of business to identify the Partnership's potential exposure in the event such parties are not year 2000 compliant in a timely manner. At this time, the Partnership is not aware of any party that is anticipating a material Year 2000 compliance issue. However, since this area involves some parties over which the Partnership has no control, such as public utility companies, it is difficult, at best, to judge the status of the outside companies' year 2000 compliance. The Partnership is working closely with all suppliers of goods and services in an effort to minimize the impact of the failure of any supplier to become year 2000 compliant by December 31, 1999. The Partnership's investigations and assessments of possible year 2000 issues are ongoing, and currently the Partnership is not aware of any material impact on its business, operations or financial condition even if one or more parties is not Year 2000 compliant in a timely manner, due to the number and nature of the Partnership's diverse tenant base.

Non-Information Technology Systems: In the operation of its properties, the Partnership has acquired equipment with embedded technology such as microcontrollers, which operate heating, ventilation, and air conditioning systems, fire alarms, security systems, telephones and other equipment utilizing time-sensitive technology. The Partnership is in the process of evaluating its potential exposure and costs if such non-information technology systems are not year 2000 compliant and expects to be able to complete its assessment during the third quarter of 1999.

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

YEAR 2000 COSTS
---------------
The Partnership's General Partner and its Affiliates estimate that costs to achieve year 2000 compliance will not exceed $100,000. However, only approximately 1% of these costs will be directly allocated to and paid by the Partnership. The balance of the year 2000 compliance costs, approximately 99%, will be paid by the General Partner and its Affiliates. Total year 2000 costs are not expected to be significant.

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



                            INLAND MONTHLY INCOME FUND II, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: August 11, 1999


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: August 11, 1999


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: August 11, 1999