Form 10-Q
period 1999-09-30
INLAND MONTHLY INCOME FUND II L P
filed 1999-11-12
CIK 835322

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1999

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

                 September 30, 1999 and December 31, 1998
                                (unaudited)


                                  Assets
                                  ------

                                                       1999          1998
                                                       ----          ----
Current assets:
  Cash and cash equivalents (Note 1).............. $ 1,426,459     1,161,470
  Accounts and rents receivable...................      58,413       162,558
  Other assets....................................       1,635         1,875
                                                   ------------  ------------
Total current assets..............................   1,486,507     1,325,903
                                                   ------------  ------------
Investment properties (including acquisition fees
  paid to Affiliates of $1,430,682)(Notes 1 and 3):
    Land..........................................   3,998,149     3,998,149
    Buildings and improvements....................  14,001,371    13,957,812
                                                   ------------  ------------
                                                    17,999,520    17,955,961
      Less accumulated depreciation...............   4,372,994     4,047,610
                                                   ------------  ------------
Net investment properties.........................  13,626,526    13,908,351
                                                   ------------  ------------
Other assets:
  Deferred leasing fees to Affiliates (net of
    accumulated amortization of $156,574 and
    $143,005 at September 30, 1999 and December 31,
    1998, respectively) (Notes 1 and 3)...........      71,158        84,727
  Deferred rent receivable (Note 2)...............     238,582       302,419
                                                   ------------  ------------
Total other assets................................     309,740       387,146
                                                   ------------  ------------
Total assets...................................... $15,422,773    15,621,400
                                                   ============  ============













                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                   September 30, 1999 and December 31, 1998
                                  (unaudited)


                       Liabilities and Partners' Capital
                       ---------------------------------

                                                       1999          1998
                                                       ----          ----
Current liabilities:
  Accounts payable................................ $       231         3,007
  Accrued real estate taxes.......................     243,622       185,785
  Distributions payable (Note 4)..................     135,900       140,427
  Due to Affiliates (Note 3)......................       5,650           472
  Deposits held for others........................     631,218       458,203
                                                   ------------  ------------
Total current liabilities.........................   1,016,621       787,894

Commission payable to Affiliates (Note 3).........     132,000       132,000
                                                   ------------  ------------
Total liabilities.................................   1,148,621       919,894
                                                   ------------  ------------
Partners' capital (Notes 1, 3 and 4):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................      56,723        59,977
                                                   ------------  ------------
                                                        57,223        60,477
  Limited Partners:                                ------------  ------------
    Units of $500. Authorized 80,000 Units,
      50,095.50 Units outstanding (net of
      offering costs of $3,148,734, of which
      $653,165 was paid to Affiliates)............  21,916,510    21,916,510
    Cumulative net income.........................  14,827,055    14,014,261
    Cumulative distributions...................... (22,526,636)  (21,289,742)
                                                   ------------  ------------
                                                    14,216,929    14,641,029
                                                   ------------  ------------
Total Partners' capital...........................  14,274,152    14,701,506
                                                   ------------  ------------
Total liabilities and Partners' capital........... $15,422,773    15,621,400
                                                   ============  ============







                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations

        For the three and nine months ended September 30, 1999 and 1998
                                  (unaudited)

                                         Three months           Nine months
                                            ended                 ended
                                         September 30,         September 30,
                                         -------------         -------------
                                       1999       1998       1999       1998
Income:                                ----       ----       ----       ----
  Rental income (Notes 1 and 2).... $ 489,191    473,076  1,375,243  1,439,314
  Additional rental income.........    36,510     41,361    109,810    120,528
  Interest income..................     9,418     10,739     22,761     31,419
  Other income.....................      -          -          -            20
                                    ---------- ---------- ---------- ----------
                                      535,119    525,176  1,507,814  1,591,281
Expenses:                           ---------- ---------- ---------- ----------
  Professional services to
    Affiliates.....................       112      4,186      6,066      9,982
  Professional services to
    non-affiliates.................     2,811       -        35,766     27,250
  General and administrative
    expenses to Affiliates.........     8,292      6,739     24,747     17,422
  General and administrative
    expenses to non-affiliates.....      (736)     1,481     15,799     13,045
  Property operating expenses to
    Affiliates.....................     7,648      7,318     25,750     23,574
  Property operating expenses to
    non-affiliates.................    54,928     57,183    251,193    182,392
  Depreciation.....................   108,704    104,860    325,384    320,654
  Amortization.....................     4,523      4,523     13,569     13,570
                                    ---------- ---------- ---------- ----------
                                      186,282    186,290    698,274    607,889
                                    ---------- ---------- ---------- ----------
Net income......................... $ 348,837    338,886    809,540    983,392
                                    ========== ========== ========== ==========
Net income (loss) allocated to:
  General Partner..................    (1,087)    (1,049)    (3,254)    (3,207)
  Limited Partners.................   349,924    339,935    812,794    986,599
                                    ---------- ---------- ---------- ----------
Net income......................... $ 348,837    338,886    809,540    983,392
                                    ========== ========== ========== ==========
Net loss allocated to the one
  General Partner Unit............. $  (1,087)    (1,049)    (3,254)    (3,207)
                                    ========== ========== ========== ==========
Net income per Unit, basic and
  diluted, allocated to Limited
  Partners per weighted average
  Limited Partnership Units of
  50,095.50........................ $    6.99       6.78      16.22      19.69
                                    ========== ========== ========== ==========

                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

               For nine months ended September 30, 1999 and 1998
                                  (unaudited)



                                                       1999          1998
                                                       ----          ----
Cash flows from operating activities:
  Net income...................................... $   809,540       983,392
  Adjustments to reconcile net income to
      net cash provided by operating activities:
    Depreciation..................................     325,384       320,654
    Amortization..................................      13,569        13,570
    Deferred rent receivable......................      63,837        51,518
    Changes in assets and liabilities:
      Accounts and rents receivable...............     104,145       (92,926)
      Other assets................................         240          (905)
      Accounts payable............................      (2,776)        7,494
      Accrued real estate taxes...................      57,837        37,677
      Due to Affiliates...........................       5,178         6,549
      Other current liabilities...................        -          (20,332)
                                                   ------------  ------------
Net cash provided by operating activities.........   1,376,954     1,306,691
                                                   ------------  ------------
Cash flows from investing activities:
  Additions to investment properties..............     (43,559)      (53,502)
                                                   ------------  ------------
Net cash used in investing activities.............     (43,559)      (53,502)
                                                   ------------  ------------
Cash flows from financing activities:
  Deposits held for others........................     173,015       168,618
  Cash distributions..............................  (1,241,421)   (1,241,199)
                                                   ------------  ------------
Net cash used in financing activities.............  (1,068,406)   (1,072,581)
                                                   ------------  ------------
Net increase in cash and cash
  equivalents.....................................     264,989       180,608
Cash and cash equivalents at beginning of period..   1,161,470     1,151,954
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $ 1,426,459     1,332,562
                                                   ============  ============









                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                              September 30, 1999
                                  (unaudited)


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

                              September 30, 1999
                                  (unaudited)


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

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Such investments are carried at cost which approximates market. Cash and cash equivalents are approximately $1,426,000 and $1,161,000 at September 30, 1999 and December 31, 1998, respectively, of which approximately $525,200 and $446,800, respectively, is included in cash and cash equivalents and held in an unrestricted escrow account for the payment of real estate taxes for Colonial Manor Living Center.

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

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1999
                                  (unaudited)


(2) Deferred Rent Receivable

Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the straight-line basis. The accompanying financial statements include decreases of $63,837 and $51,518 for the nine months ended September 30, 1999 and 1998, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $238,582 and $302,419 in related deferred rent receivable as of September 30, 1999 and December 31, 1998, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made.


(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $5,650 and $472 was unpaid as of September 30, 1999 and December 31, 1998, respectively.

An Affiliate of the General Partner earned Property Management Fees of $25,750 and $23,574 for the nine months ended September 30, 1999 and 1998, respectively, in connection with managing the Partnership's properties. Such fees are included in property operating expenses to Affiliates, all of which were paid as of September 30, 1999.

In connection with the sale of The Wholesale Club on January 8, 1991, the Partnership recorded $132,000 of sales commission payable to an Affiliate of the General Partner. Such commission has been deferred until the Limited Partners receive their Original Capital plus a return as specified in the Partnership Agreement.


(4)  Subsequent Events

During October 1999, the Partnership paid a distribution of $135,900 to the Limited Partners.

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

Liquidity and Capital Resources

On August 4, 1988, the Partnership commenced an Offering of 50,000 (subject to increase to 80,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 4, 1990, with total sales of 50,647.14 Units at $500 per Unit, resulting in gross offering proceeds of $25,323,569, not including the General Partner's contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Partnership has acquired five properties utilizing $21,224,542 of capital proceeds collected. On January 8, 1991, the Partnership sold one of its properties, The Wholesale Club. As of September 30, 1999, cumulative distributions to Limited Partners totaled $22,526,636, of which $4,395,565 represents proceeds from the sale of The Wholesale Club and $18,131,071 represents distributable cash flow from the properties. The Partnership repurchased 551.64 Units for $260,285 from various Limited Partners through the Unit Repurchase Program. There are no funds remaining for the repurchase of Units through this program.

As of September 30, 1999, the Partnership had cash and cash equivalents of $1,426,459 which includes approximately $525,200 held in an unrestricted escrow account for the payment of real estate taxes for Colonial Manor Living Center. The Partnership intends to use such remaining funds for property upgrades, distributions and for other working capital requirements.

The properties owned by the Partnership are generating cash flow in excess of the 8% annualized distributions to the Limited Partners (paid monthly), in addition to covering all the operating expenses of the Partnership. As of September 30, 1999, the Partnership has made cumulative distributions of $253,868 in addition to the 8% annualized return to the Limited Partners from excess cash flow. To the extent that the cash flow from the properties is insufficient to meet the Partnership's needs, the Partnership may rely on advances from Affiliates of the General Partner, other short-term financing, or may sell one or more of the properties.

On July 26, 1999, the Partnership received and accepted a signed contract for the sale of Eurofresh Market Plaza for an amount of $2,400,000. The contract is subject to and contingent upon the purchaser obtaining acceptable financing. The purchaser has paid $100,000 as earnest money to be applied to the purchase price and closing is scheduled on or before November 30, 1999.

Results of Operations

At September 30, 1999, the Partnership owns four operating properties. Two of the Partnership's four operating properties, Scandinavian Health Spa and Colonial Manor Living Center, are leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant. The leases of the other two properties owned by the Partnership, K mart and Eurofresh Market Plaza, provide that the Partnership be responsible for maintenance of the structure and the parking lot and the tenants are required to reimburse the Partnership for portions of insurance, real estate taxes and common area maintenance.

Rental income decreased for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, due to a decrease in occupancy at Eurofresh Market Plaza. Rental income increased for the three months ended September 30, 1999, as compared to the three months ended September 30, 1998, due to the receipt of settlement proceeds from a former tenant of Eurofresh Market. As of September 30, 1999, there were six vacant spaces at Eurofresh Market Plaza for 11,888 square feet.

Interest income decreased for the three and nine months ended September 30, 1999, as compared to the three and nine months ended September 30, 1998, due to a decrease in cash available to invest in short-term investments and lower interest rates.

Professional services to Affiliates decreased for the three and nine months ended September 30, 1999, as compared to the three and nine months ended September 30, 1998, due to a decrease in accounting services required which was partially offset by an increase in legal services required. Professional services to non-affiliates increased for the three and nine months ended September 30, 1999, as compared to the three and nine months ended September 30, 1998, due to an increase in legal fees.

General and administrative expenses to Affiliates increased for the three and nine months ended September 30, 1999, as compared to the three and nine months ended September 30, 1998, due to an increase in data processing and investor services expenses. General and administrative expenses to non-affiliates increased for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, due to an increase in state taxes. General and administrative expenses to non-affiliates decreased for the three months ended September 30, 1999, as compared to the three months ended September 30, 1998, due to account reclassifications.

Property operating expenses to non-affiliates increased for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, due to an increase in snow removal costs and repairs and maintenance expenses at Eurofresh Market Plaza.

The following is a list of approximate occupancy levels for the Partnership's investment properties as of the end of each quarter during 1998 and 1999:

                                     1998                        1999
                          ------------------------    ------------------------
                           at     at    at    at        at    at    at    at
        Properties         3/31  6/30  9/30  12/31     3/31  6/30  9/30  12/31
        ----------         ----  ----  ----  -----     ----  ----  ----  -----
Scandinavian Health Spa    100%  100%  100%  100%      100%  100%  100%
  Broadview Heights, Ohio

Colonial Manor             100%  100%  100%  100%      100%  100%  100%
  LaGrange, Illinois

K mart                     100%  100%  100%  100%      100%  100%  100%
  Chandler, Arizona

Eurofresh Market Plaza      95%   95%   89%   85%       77%   77%  77%
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

Non-Information Technology Systems: In the operation of its properties, the Partnership has acquired equipment with embedded technology such as microcontrollers, which operate heating, ventilation, and air conditioning systems, fire alarms, security systems, telephones and other equipment utilizing time-sensitive technology. The Partnership has evaluated its potential exposure and costs if such non-information technology systems are not year 2000 compliant and does not expect any costs or exposure to be material.

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



                            INLAND MONTHLY INCOME FUND II, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: November 12, 1999


                                  /S/ PATRICIA A. DELROSSO

                            By:   Patricia A. DelRosso
                                  Senior Vice President
                            Date: November 12, 1999


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: November 12, 1999