Form 10-K
period 1999-12-31
INLAND MONTHLY INCOME FUND II L P
filed 2000-03-23
CIK 835322

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                  For The Fiscal Year Ended December 31, 1999

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

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                               TABLE OF CONTENTS


                                    Part I                                 Page
                                    ------                                 ----
Item  1.   Business......................................................   3

Item  2.   Properties....................................................   4

Item  3.   Legal Proceedings.............................................   7

Item  4.   Submission of Matters to a Vote of Security Holders...........   7


                                    Part II
                                    -------
Item  5.   Market for the Partnership's Limited Partnership
            Units and Related Security Holder Matters....................   7

Item  6.   Selected Financial Data.......................................   8

Item  7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................   9

Item 7(a). Quantitative and Qualitative Disclosures about Market Risk....  11

Item  8.   Financial Statements and Supplementary Data...................  12

Item  9.   Changes in and Disagreements with Independent Auditors on
            Accounting and Financial Disclosure..........................  30


                                   Part III
                                   --------
Item 10.   Directors and Executive Officers of the Registrant............  30

Item 11.   Executive Compensation........................................  35

Item 12.   Security Ownership of Certain Beneficial Owners and
            Management...................................................  36

Item 13.   Certain Relationships and Related Transactions................  36


                                    Part IV
                                    -------
Item 14.   Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K..........................................  37

  SIGNATURES.............................................................  38

                                    PART I

Item 1. Business

The Registrant, Inland Monthly Income Fund II, L.P. (the "Partnership"), was formed on June 20, 1988 pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in improved residential, retail, industrial and other income producing properties. On August 4, 1988, the Partnership commenced an Offering of 50,000 Limited Partnership Units (subject to an increase of up to 30,000 additional Units) pursuant to a Registration under the Securities Act of 1933. The Offering terminated on August 4, 1990, with total sales of 50,647.14 Units at $500 per Unit, resulting in gross offering proceeds of $25,323,569, not including the General Partner's contribution of $500. All of the holders of these Units were admitted to the Partnership. Inland Real Estate Investment Corporation is the General Partner. The Partnership acquired five properties utilizing $21,224,542 of capital proceeds collected. On January 8, 1991, the Partnership sold one of its properties, The Wholesale Club. On November 30, 1999, the Partnership sold another of its properties, Eurofresh Plaza. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. The Partnership repurchased 551.64 Units for $260,285 from various Limited Partners through the Unit Repurchase Program. There are no funds remaining for the repurchase of Units through this program.

The Partnership is engaged in the business of real estate investment which management considers to be a single operating segment. A presentation of information about operating segments would not be material to an understanding of the Partnership's business taken as a whole.

The  Partnership  acquired  fee  ownership   of  the  following  real  property
investments:

     Property and Location            Square Feet          Date of Purchase
-------------------------------   -------------------  -----------------------
Scandinavian Health Spa                  26,040               10/19/88
Health & Racquet Club
Broadview Heights, Ohio

Wholesale Club                          103,000               12/06/88
Commercial Warehouse                                    (sold 01/08/91)
Fort Wayne, Indiana

Colonial Manor                          107,867               06/07/89
Living Center
LaGrange, Illinois

K mart                                   84,146               12/29/89
Retail Store
Chandler, Arizona

Eurofresh Plaza                          52,475               12/31/90
Shopping Center                                         (sold 11/30/99)
Palatine, Illinois

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

The Partnership currently has significant net operating leases with Elite Care Corporation ("Elite"), K mart Corporation ("K mart") and Scandinavian Health Spa, Inc. ("SHS"). Revenues from the Elite lease for the Colonial Manor Nursing Home, the K mart lease for the K mart store and the SHS lease for the Scandinavian Health Spa represents approximately 44%, 24% and 18%, respectively, of the Partnership's operating income for the year ended December 31, 1999, 42%, 22% and 17%, respectively, of the Partnership's operating income for the year ended December 31, 1998, and approximately 40%, 21% and 17%, respectively, of the Partnership's operating income for the year ended December 31, 1997.

The Partnership has utilized its offering proceeds to acquire properties. The leases at certain of the Partnership's properties entitle the Partnership to participate in gross receipts of lessees above fixed minimum amounts. The Partnership's receipt of such amounts will depend in part on the ability of those lessees to compete with similar businesses in their respective vicinities.

The Partnership also competes with many other entities engaged in real estate investment activities in the disposition of property. The ability to locate purchasers for the properties will depend primarily on the operations of the properties and the desirability of the locations of the operating properties.

The Partnership had no employees during 1999.

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

The following is a list of approximate occupancy levels for the Partnership's investment properties as of the end of each of the last five years. N/A indicates the property was not owned by the Partnership at the end of the year.

  Properties                   1999      1998      1997      1996      1995
  ----------                   ----      ----      ----      ----      ----
Scandinavian Health Spa        100%      100%      100%      100%      100%
  Health & Racquet Club
  Broadview Heights, Ohio

Colonial Manor                 100%      100%      100%      100%      100%
  Living Center
  LaGrange, Illinois

K mart                         100%      100%      100%      100%      100%
  Retail Store
  Chandler, Arizona

Eurofresh Plaza                N/A        85%       95%       95%       89%*
  Shopping Center
  Palatine, Illinois

* Certified Grocers Midwest, Inc. vacated Water Tower Market Plaza in August 1995. Certified occupied 29,317 square feet, or approximately 56%, of the shopping center. This occupancy reflected the payment of guaranteed rental income received under the original lease. (See Liquidity and Capital Resources.)


The following is a list of average effective annual rents per square foot for the Partnership's investment properties for each of the last five years. N/A indicates the property was not owned by the Partnership at the end of the year.

  Properties                   1999      1998      1997      1996      1995
  ----------                   ----      ----      ----      ----      ----
Scandinavian Health Spa      $ 13.79     13.79     13.79     13.79     13.79
  Health & Racquet Club
  Broadview Heights, Ohio

Colonial Manor                  8.00      8.00      8.00      8.00      8.00
  Living Center
  LaGrange, Illinois

K mart                          5.37      5.37      5.37      5.37      5.37
  Retail Store
  Chandler, Arizona

Eurofresh Plaza                 N/A       3.96      4.64      4.66      4.18
  Shopping Center
  Palatine, Illinois

The following tables set forth certain information  with  respect  to  the  amount  and expiration of leases for the Partnership's investment properties:
                                       Square
                                        Feet                           Renewal           Current        Rent Per
     Lessee                            Leased      Lease Ends          Options         Annual Rent     Square Foot
     ------                           --------   --------------       ---------        ------------   -------------
Scandinavian Health Spa,                26,040      12/2004           2/5 years         $359,094         $13.79
    Inc.

Elite Care Corporation                 107,867       1/2006 (2)       1/5 years          927,348           8.60

K Mart Corporation                      84,146       7/2013           4/5 years          452,000           5.37



                      Approx.        Annual               Annual Base  % of Total   % of Annual
         Number   Gross Leasable      Base      Total      Rent Per       GLA        Base Rent
  Year     of     Area ("GLA") of   Rent of    Annual    Sq. Ft Under  Represented  Represented
Ending   Leases   Expiring Leases   Expiring    Base       Expiring    By Expiring  By Expiring
Dec 31, Expiring   (square feet)     Leases     Rent(1)    Leases        Leases       Leases
------- -------- ----------------- ---------- ---------- ------------ ------------ ------------
 2000       -            -              -      1,758,041       -            -            -

 2001       -            -              -      1,781,233       -            -            -

 2002       -            -              -      1,804,751       -            -            -

 2003       -            -              -      1,828,270       -            -            -

 2004       1          26,040        359,094   1,857,788     13.79        11.94        19.33

 2005       -            -              -      1,516,213       -            -            -

 2006       1         107,867      1,066,164   1,518,164      9.88        49.47        70.23

 2007       -            -              -        452,000       -            -            -

 2008       -            -              -        452,000       -            -            -

 2009       -            -              -        452,000       -            -            -


(1) No assumptions have been made regarding the releasing  of  expired leases.  It is the opinion of the General Partner that the space will be released at market prices.

(2) As of January 28, 2000, the lessee exercised its  right to extend the lease term for a period of five years through February 1, 2006.



Item 3. Legal Proceedings

The Partnership is not subject to any material pending legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during 1999.



                                    PART II


Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 1999, there were 2,027 holders of Units of the Partnership. There is no public market for Units nor is it anticipated that any public market for Units will develop. Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.

Although the Partnership had established a Unit Repurchase Program, there are no funds remaining for the repurchase of Units through this program.

Item 6.  Selected Financial Data


                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

       For the years ended December 31, 1999, 1998, 1997, 1996 and 1995

                 (not covered by Independent Auditors' Report)


                            1999       1998       1997       1996       1995
                            ----       ----       ----       ----       ----
Total assets........... $15,529,722 15,621,400 15,973,079 16,313,004 16,720,422
                        =========== ========== ========== ========== ==========

Total income........... $ 1,982,302  2,071,413  2,148,859  2,108,760  2,072,835
                        =========== ========== ========== ========== ==========

Net income from
  operations........... $ 1,144,583  1,258,738  1,277,365  1,269,375  1,250,956

Gain on sale of
  investment property..     582,147       -          -          -          -
                        ----------- ---------- ---------- ---------- ----------
Net income............. $ 1,726,730  1,258,738  1,277,365  1,269,375  1,250,956
                        =========== ========== ========== ========== ==========

Net income (loss) per
  the one General
  Partner Unit......... $        16     (4,297)    (4,316)    (4,316)    (4,316)
                        =========== ========== ========== ========== ==========

Net income allocated per
  Limited Partnership
  Unit (b)............. $     34.47      25.21      25.58      25.43      25.06
                        =========== ========== ========== ========== ==========

Distributions to
  Limited Partners..... $ 1,653,427  1,653,426  1,653,426  1,703,419  1,703,356
                        =========== ========== ========== ========== ==========

Distributions per
  Limited Partnership
  Unit (b)............. $     33.01      33.01      33.01      34.00      34.00
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

Liquidity and Capital Resources

On August 4, 1988, the Partnership commenced an Offering of 50,000 (subject to increase to 80,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 4, 1990, with total sales of 50,647.14 Units at $500 per Unit, resulting in gross offering proceeds of $25,323,569, not including the General Partner's contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Partnership acquired five properties utilizing $21,224,542 of capital proceeds collected. On January 8, 1991, the Partnership sold one of its properties, The Wholesale Club. On November 30, 1999, the Partnership sold another of its properties, Eurofresh Plaza. As of December 31, 1999, cumulative distributions to Limited Partners totaled $22,943,169, of which $4,395,565 represents proceeds from the sale of The Wholesale Club and $18,547,604 represents distributable cash flow from the properties. The Partnership repurchased 551.64 Units for $260,285 from various Limited Partners through the Unit Repurchase Program. There are no funds remaining for the repurchase of Units through this program.

As of December 31, 1999, the Partnership had cash and cash equivalents of $3,665,630 which includes approximately $458,900 held in an unrestricted escrow account for the payment of real estate taxes for Colonial Manor Living Center. The Partnership intends to use such remaining funds for distributions and for working capital requirements.

The properties owned by the Partnership are generating cash flow in excess of the 8% annualized distributions to the Limited Partners (paid monthly), in addition to covering all the operating expenses of the Partnership. As of December 31, 1999, the Partnership has made cumulative distributions of $253,868 in addition to the 8% annualized return to the Limited Partners from excess cash flow. To the extent that the cash flow from the properties is insufficient to meet the Partnership's needs, the Partnership may rely on advances from Affiliates of the General Partner, other short-term financing, or may sell one or more of the properties.

Results of Operations

At December 31, 1999, the Partnership owns three operating properties. Two of the Partnership's three operating properties, Scandinavian Health Spa and Colonial Manor Living Center, are leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant. The lease of the other property owned by the Partnership, K mart provides that the Partnership be responsible for maintenance of the structure and the parking lot and the tenant is required to reimburse the Partnership for portions of insurance, real estate taxes and common area maintenance. The Partnership sold one of its properties, The Wholesale Club, on January 8, 1991. The Partnership sold another of its properties, Eurofresh Plaza, on November 30, 1999.

Rental income decreased for the year ended December 31, 1999, as compared to the years ended December 31, 1998 and 1997, due to a decrease in occupancy at Eurofresh Plaza, as well as for the year ended December 31, 1999, only 11 months of Eurofresh Plaza rental income was received due to the sale of Eurofresh Plaza on November 30, 1999.

Interest income increased for the years ended December 31, 1999 and 1998, as compared to the year ended December 31, 1997, due to an increase in interest rates.

Other income increased for the year ended December 31, 1999, as compared to the year ended December 31, 1998, due to an increase in percentage rents from the K Mart store. Other income was higher for the year ended December 31, 1997, as compared to the year ended December 31, 1998, due to the Partnership receiving miscellaneous receipts relating to Colonial Manor Living Center.

Professional services to Affiliates decreased for the year ended December 31, 1999, as compared to the year ended December 31, 1998, due to a decrease in accounting services which was partially offset by an increase in legal services. Professional services to Affiliates increased for the year ended
December 31, 1998 as compared to 1997 due to an increase in accounting services. Professional services to non-affiliates increased for the year ended December 31, 1999, as compared to the years ended December 31, 1998 and 1997, due to increases in legal services and accounting fees.

General and administrative expenses to Affiliates increased for the year ended December 31, 1999, as compared to the years ended December 31, 1998 and 1997, due to increases in investor services and data processing expenses. General and administrative expenses to non-affiliates was higher for the year ended December 31, 1999, as compared to the years ended December 31, 1998 and 1997, due to an increase in state tax expenses.

Property operating expenses to non-affiliates for the year ended December 31, 1999 remained comparable to the year ended December 31, 1998, due to offsetting fluctuations in expenses. An increase in snow removal costs was offset by only 11 months of operations for Eurofresh Plaza versus 12 months of operations in 1998. Property operating expenses to non-affiliates decreased for the year ended December 31, 1998, as compared to the year ended December 31, 1997, due to a decrease in operating expenses at Eurofresh Plaza. Such expenses include repairs and maintenance, painting, supplies and real estate taxes. This decrease was partially offset by an increase in common area maintenance and marketing.


Year 2000 Issues

As part of it's year 2000 readiness plan, the Partnership had identified three areas for compliance efforts: business computer systems, tenants and suppliers and non-information technology systems. The Partnership has not experienced any problems relating to year 2000 issues in any of these areas. Total costs associated with year 2000 readiness were not material.


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

The K mart property is subject to a net lease containing a rental escalation clause which takes effect when specified sales volumes is achieved. If inflation, over time, increases the prices of goods sold by K Mart, this may result in increased rental income for the Partnership.


Item 7(a). Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.  Financial Statements and Supplementary Data



                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)




                                     Index
                                     -----                                Page
                                                                          ----
Independent Auditors' Report.............................................  13

Financial Statements:

  Balance Sheets, December 31, 1999 and 1998.............................  14

  Statements of Operations, for the years ended
    December 31, 1999, 1998 and 1997.....................................  16

  Statements of Partners' Capital, for the years ended
    December 31, 1999, 1998 and 1997.....................................  18

  Statements of Cash Flows, for the years ended
    December 31, 1999, 1998 and 1997.....................................  19

  Notes to Financial Statements..........................................  21

Real Estate and Accumulated Depreciation (Schedule III)..................  29


Schedules not filed:

All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

INDEPENDENT AUDITORS' REPORT


To the Partners of
Inland Monthly Income Fund II, L.P.

We have audited the accompanying balance sheets of Inland Monthly Income Fund II, L.P. (a limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(c). These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Inland Monthly Income Fund II, L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP



Chicago, Illinois
January 28, 2000
(February 10, 2000 as to Note 7)

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets

                          December 31, 1999 and 1998




                                    Assets
                                    ------

                                                       1999          1998
Current assets:                                        ----          ----
  Cash and cash equivalents (Note 1).............. $ 3,665,630     1,161,470
  Accounts and rents receivable...................      10,406       162,558
  Other assets....................................         167         1,875
                                                   ------------  ------------
Total current assets..............................   3,676,203     1,325,903
                                                   ------------  ------------
Investment properties (including acquisition
  fees paid to Affiliates of $1,250,037 and
  $1,430,682 at December 31, 1999 and 1998,
  respectively) (Notes 1, 3 and 4):
  Land............................................   3,187,438     3,998,149
  Buildings and improvements......................  12,423,443    13,957,812
                                                   ------------  ------------
                                                    15,610,881    17,955,961
    Less accumulated depreciation.................   4,046,018     4,047,610
                                                   ------------  ------------
Net investment properties.........................  11,564,863    13,908,351
                                                   ------------  ------------
Other assets:
  Deferred leasing fees to Affiliates (net of
    accumulated amortization of $161,097 and
    $143,005 at December 31, 1999 and 1998,
    respectively) (Notes 1 and 3).................      66,635        84,727
  Deferred rent receivable (Notes 1 and 6)........     222,021       302,419
                                                   ------------  ------------
Total other assets................................     288,656       387,146
                                                   ------------  ------------
Total assets...................................... $15,529,722    15,621,400
                                                   ============  ============












                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                          December 31, 1999 and 1998



                       Liabilities and Partners' Capital
                       ---------------------------------
                                                       1999          1998
                                                       ----          ----
Current liabilities:
  Accounts payable................................ $    22,749         3,007
  Accrued real estate taxes.......................        -          185,785
  Distributions payable (Note 8)..................     140,427       140,427
  Due to Affiliates (Note 3)......................         878           472
  Deposits held for others........................     458,859       458,203
                                                   ------------  ------------
Total current liabilities.........................     622,913       787,894

Commission payable to Affiliate (Note 3)..........     132,000       132,000
                                                   ------------  ------------
Total liabilities.................................     754,913       919,894
                                                   ------------  ------------
Partners' capital (Notes 1, 2 and 3):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................      59,993        59,977
                                                   ------------  ------------
                                                        60,493        60,477
  Limited Partners:                                ------------  ------------
    Units of $500. Authorized 80,000 Units,
      50,095.50 Units outstanding (net of offering
      costs of $3,148,734, of which $653,165
      was paid to Affiliates).....................  21,916,510    21,916,510
    Cumulative net income.........................  15,740,975    14,014,261
    Cumulative distributions...................... (22,943,169)  (21,289,742)
                                                   ------------  ------------
                                                    14,714,316    14,641,029
                                                   ------------  ------------
Total Partners' capital...........................  14,774,809    14,701,506
                                                   ------------  ------------
Total liabilities and Partners' capital........... $15,529,722    15,621,400
                                                   ============  ============







                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations

             For the years ended December 31, 1999, 1998 and 1997

                                         1999          1998          1997
Income:                                  ----          ----          ----
  Rental income (Notes 1, 4 and 6).. $ 1,790,247     1,897,476     1,917,095
  Additional rental income..........     122,453       113,886       165,331
  Interest income...................      40,945        40,280        36,424
  Other income......................      28,657        19,771        30,009
                                     ------------  ------------  ------------
                                       1,982,302     2,071,413     2,148,859
Expenses:                            ------------  ------------  ------------
  Professional services to
    Affiliates......................       8,128        12,485        11,850
  Professional services to
    non-affiliates..................      38,275        27,258        27,230
  General and administrative
    expenses to Affiliates..........      31,984        23,447        25,632
  General and administrative
    expenses to non-affiliates......      20,484        12,591        15,115
  Property operating expenses
    to Affiliates...................      33,762        32,041        33,150
  Property operating expenses
    to non-affiliates...............     257,490       257,015       308,838
  Depreciation......................     429,504       429,745       431,587
  Amortization......................      18,092        18,093        18,092
                                     ------------  ------------  ------------
                                         837,719       812,675       871,494
                                     ------------  ------------  ------------
Net income from operations.......... $ 1,144,583     1,258,738     1,277,365
Gain on sale of investment
  property (Note 5).................     582,147          -             -
                                     ------------  ------------  ------------
Net income.......................... $ 1,726,730     1,258,738     1,277,365
                                     ============  ============  ============

Net income (loss) allocated to (Note 2):
  General Partner................... $        16        (4,297)       (4,316)
  Limited Partners..................   1,726,714     1,263,035     1,281,681
                                     ------------  ------------  ------------
Net income.......................... $ 1,726,730     1,258,738     1,277,365
                                     ============  ============  ============









                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations

             For the years ended December 31, 1999, 1998 and 1997


Net income (loss) allocated to the
  one General Partner Unit:
Net loss from operations............ $    (4,295)       (4,297)       (4,316)
Gain on sale of investment property.       4,311          -             -
                                     ------------  ------------  ------------
                                     $        16        (4,297)       (4,316)
                                     ============  ============  ============
Net income per Unit allocated to
  Limited Partners per weighted
  average Limited Partnership
  Units of 50,095.50:
Net income from operations.......... $     22.93         25.21         25.58
Gain on sale of investment property.       11.54           -             -
                                     ------------  ------------  ------------
                                     $     34.47         25.21         25.58
                                     ============  ============  ============































                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                        Statements of Partners' Capital

             For the years ended December 31, 1999, 1998 and 1997



                                        General       Limited
                                        Partner       Partners       Total
                                      -----------   -----------   -----------
Balance January 1, 1997............. $    69,090    15,403,165    15,472,255

Net income (loss)...................      (4,316)    1,281,681     1,277,365
Distributions ($33.01 per weighted
  average of Limited Partnership
  Units of 50,095.50)...............        -       (1,653,426)   (1,653,426)
                                     ------------  ------------  ------------
Balance December 31, 1997...........      64,774    15,031,420    15,096,194

Net income (loss)...................      (4,297)    1,263,035     1,258,738
Distributions ($33.01 per weighted
  average of Limited Partnership
  Units of 50,095.50)...............        -       (1,653,426)   (1,653,426)
                                     ------------  ------------  ------------
Balance December 31, 1998...........      60,477    14,641,029    14,701,506

Net income (loss)...................          16     1,726,714     1,726,730
Distributions ($33.01 per weighted
  average of Limited Partnership
  Units of 50,095.50)...............        -       (1,653,427)   (1,653,427)
                                     ------------  ------------  ------------
Balance December 31, 1999........... $    60,493    14,714,316    14,774,809
                                     ============  ============  ============




















                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

             For the years ended December 31, 1999, 1998 and 1997



                                         1999          1998          1997
Cash flows from operating activities:    ----          ----          ----
  Net income........................ $ 1,726,730     1,258,738     1,277,365
  Adjustments to reconcile net
      income to net cash provided by
      operating activities:
    Depreciation....................     429,504       429,745       431,587
    Amortization....................      18,092        18,093        18,092
    Gain on sale of investment
      property......................    (582,147)         -             -
    Changes in assets and liabilities:
      Accounts and rents receivable.     152,152         8,246       (31,357)
      Other assets..................       1,708           186        (1,568)
      Deferred rent receivable......      80,398        48,552        31,663
      Accounts payable..............      19,742           299       (11,414)
      Accrued real estate taxes.....    (185,785)       (2,944)        4,764
      Due to Affiliates.............         406        (1,176)       (1,277)
      Other current liabilities.....        -          (26,925)         -
Net cash provided by operating       ------------  ------------  ------------
  activities........................   1,660,800     1,732,814     1,717,855
                                     ------------  ------------  ------------
Cash flows from investing activities:
  Capital expenditures..............     (43,559)     (143,627)         -
  Proceeds from sale of investment
  property..........................   2,539,690          -             -
Net cash provided by (used in)       ------------  ------------  ------------
  investing activities..............   2,496,131      (143,627)         -
                                     ------------  ------------  ------------
Cash flows from financing activities:
  Deposits held for others..........         656        73,755        43,681
  Cash distributions ...............  (1,653,427)   (1,653,426)   (1,653,044)
Net cash used in financing           ------------  ------------  ------------
    activities......................  (1,652,771)   (1,579,671)   (1,609,363)
                                     ------------  ------------  ------------
Net increase in cash and
    cash equivalents................   2,504,160         9,516       108,492
Cash and cash equivalents at
  beginning of year.................   1,161,470     1,151,954     1,043,462
Cash and cash equivalents at end     ------------  ------------  ------------
  of year........................... $ 3,665,630     1,161,470     1,151,954
                                     ============  ============  ============





                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                           Statements of Cash Flows
                                  (continued)

             For the years ended December 31, 1999, 1998 and 1997


Supplemental disclosure of non-cash investing activities:

                                         1999          1998          1997
                                         ----          ----          ----
Sale of investment property:
  Reduction of investment in
    property........................ $ 2,388,639          -             -
  Reduction of accumulated
    depreciation related to
    investment property sold........    (431,096)         -             -
  Gain on sale......................     582,147          -             -
    Proceeds from sale of investment ------------  ------------  ------------
      property...................... $ 2,539,690          -             -
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

Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. As of December 31, 1999 and 1998, the Partnership has not recognized any such impairment.

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

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates market. For the years ended December 31, 1999 and 1998, included in cash and cash equivalents is approximately $458,900 and $446,800, respectively, held in an unrestricted escrow account for the payment of real estate taxes for Colonial Manor Living Center.

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
                                       1999                      1998
                             ------------------------  -----------------------
                                              Tax                      Tax
                                GAAP         Basis        GAAP        Basis
                                Basis     (unaudited)     Basis    (unaudited)
                             ------------ ------------ ----------- -----------
Total assets................ $15,529,722   18,678,455   15,621,400  18,770,133

Partners' capital:
  General Partner...........      60,493        7,709       60,477       7,700
  Limited Partners..........  14,714,316   17,915,833   14,641,029  17,842,538

Net income (loss):
  General Partner...........          16            8       (4,297)     (4,297)
  Limited Partners..........   1,726,714    1,786,557    1,263,035   1,263,035

Net income per Limited
  Partnership Unit..........       34.47        35.66        25.21       25.21

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

(d) The remainder, if any, shall be allocated 95% to the Limited Partners and 5% to the General Partner

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

Pursuant to the terms of the Partnership Agreement, the net gain from a Capital Transaction is allocated as follows:

(a) Depreciation deductions previously taken by the Partnership with respect to the property sold shall be allocated to the Partners in the amounts in which the previous deductions were allocated.

(b) Remaining gain shall be allocated to all Partners in the aggregate of, and in proportion to, the negative balances in their capital accounts.

(c) Such gain shall then be allocated to the Limited Partners until every Limited Partner's capital account equals their Invested Capital.

(d) The balance, if any, shall be allocated as follows:

    (i) To the General Partner in the amount of any supplemental Capital Contributions, plus 15% of Net Sales Proceeds remaining after previous allocations.
    (ii) To the Limited Partners, provided, however, that the General Partner has been allocated at least 1% of such gain.

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

(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $878 and $472 was unpaid as of December 31, 1999 and 1998, respectively.

An Affiliate of the General Partner earned Property Management Fees of $33,762, $32,041, and $33,150 for the years ended December 31, 1999, 1998 and 1997, respectively, in connection with managing the Partnership's properties. Such fees are included in property operating expenses to Affiliates, all of which have been paid as of December 31, 1999.

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

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


(4) Investment Properties

Colonial Manor Living Center, LaGrange, Illinois
------------------------------------------------
On June 7, 1989, the Partnership took title to this property which an Affiliate of the General Partner purchased on behalf of the Partnership from an unaffiliated third party for $6,787,232. The property consists of a 107,867 square-foot living center located in LaGrange, Illinois. The total cost of this property to the Partnership was $7,521,881, which includes acquisition fees of $601,675 and acquisition costs of $132,974. The center is currently 100% leased to Elite Care Corporation. The lease is a triple-net lease and expires January 2001. The tenant has the right to extend the lease for an additional two five-year terms. See Note 7 for a discussion of the extension of the lease term. The rent per annum is $927,348 and adjusts annually. In 1992, the current operator of this facility negotiated with a new operator to sublease the facility. The General Partner approved the transaction with no significant changes to the terms of the lease.

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

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


Eurofresh Plaza, Palatine, Illinois
-----------------------------------
On December 31, 1990, the Partnership took title to this property from an unaffiliated third party for $2,000,000. The property consisted of two buildings aggregating 52,475 square feet. One of the buildings was a food store and the other was a multi-tenant building containing twelve commercial units. The total initial cost of this property to the Partnership was $2,186,383, which included acquisition fees of $180,645 and related acquisition costs of $5,738. On November 30, 1999, the Partnership sold Eurofresh Plaza. See Note 5 for a discussion of the terms of the sale of the property.

Cost and accumulated depreciation of the above properties as of December 31, are summarized as follows:
                                                1999          1998
    Health and Racquet Club:                ------------   -----------
         Cost.............................. $ 3,016,527      3,016,527
         Less accumulated depreciation.....     812,211        740,015
                                            ------------   ------------
                                              2,204,316      2,276,512
    Retail Store:                           ------------   ------------
         Cost..............................   5,072,473      5,072,473
         Less accumulated depreciation.....   1,059,434        954,366
                                            ------------   ------------
                                              4,013,039      4,118,107
    Living Center:                          ------------   ------------
         Cost..............................   7,521,881      7,521,881
         Less accumulated depreciation.....   2,174,373      1,968,920
                                            ------------   ------------
                                              5,347,508      5,552,961
    Shopping Center:                        ------------   ------------
         Cost..............................        -         2,345,080
         Less accumulated depreciation.....        -           384,309
                                            ------------   ------------
                                                   -         1,960,771
                                            ------------   ------------
    Total.................................. $11,564,863     13,908,351
                                            ============   ============


(5) Sale of Eurofresh Plaza

On November 30, 1999, the Partnership sold its shopping center in Palatine, Illinois, Eurofresh Plaza, to an unaffiliated third party for $2,400,000. The property was purchased by the Partnership in December 1990 for $2,186,383, which includes acquisition fees of $180,645 and related acquisition costs of $5,738. The gain on sale recorded by the Partnership for this property was $582,147.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


(6) Operating Leases

Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the straight-line basis. The accompanying financial statements include decreases of $80,398, $48,552, and $31,663 in 1999, 1998 and 1997, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $222,021 and $302,419 in related deferred rent receivable as of December 31, 1999 and 1998, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made. Deferred rent receivable of $3,719 was written off against rental income for the year ended December 31, 1997, due to two tenants vacating at Eurofresh Market Plaza.

Minimum lease payments to be received in the future from operating leases are as follows:

    2000..........................................      $ 1,758,041
    2001..........................................        1,781,233
    2002..........................................        1,804,752
    2003..........................................        1,828,270
    2004..........................................        1,851,789
    Thereafter....................................        4,995,060
                                                        ------------
    Total.........................................      $14,019,145
                                                        ============

The above figures include the extension of the lease term of the Colonial Manor Living Center with Elite Care Corporation. See Note 7 for further discussion.

The Partnership currently has significant net operating leases with Elite Care Corporation ("Elite"), K mart Corporation ("K mart") and Scandinavian Health Spa, Inc. ("SHS"). Revenues from the Elite lease for the Colonial Manor Nursing Home, the K mart lease for the K mart store and the SHS lease for the Scandinavian Health Spa represents approximately 44%, 24% and 18%, respectively, of the Partnership's income for the year ended December 31, 1999, approximately 42%, 22% and 17%, respectively, of the Partnership's income for the year ended December 31, 1998 and approximately 40%, 21% and 17%, respectively, of the Partnership's income for the year ended December 31, 1997.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


(7) Subsequent Events

As of January 28, 2000, the lessee for the Colonial Manor Living Center exercised its right to extend the lease term for a period of five years through February 1, 2006.

On January 10, 2000, the Partnership paid a distribution of $140,427 to the Limited Partners.

On February 10, 2000, the Partnership paid a distribution of $2,532,863 to the Limited Partners, which included proceeds of $2,392,818 from the sale of Eurofresh Plaza.

                                                         INLAND MONTHLY INCOME FUND II, L.P.
                                                               (a limited partnership)
                                                                    Schedule III
                                                      Real Estate and Accumulated Depreciation
                                                                  December 31, 1999
                          Initial cost
                          to Partnership                            Gross amount at which carried
                               (A)              Costs                   at end of period (B)                          Life on which
                     ----------------------- capitalized  ------------------------------------------------- Date      depreciation
                                 Buildings    subsequent              Buildings               Accumulated   Con-      in latest Stmt
                                    and          to                     and         Total     Depreciation  stru-Date of Operations
                        Land    improvements acquisition    Land    improvements     (C)          (D)       cted Acq   is computed
                     ---------- ------------ ------------ --------- ------------- ---------- -------------- ---- ---- --------------
Health & Racquet Club:
  Scandinavian Health
    Spa, Inc.                                                                                                    10/19
  Broadview Hts., OH $  850,609   2,165,039          879    850,609   2,165,918    3,016,527      812,211   1984  1988  30 years

Nursing Home Facility:
  Colonial Manor                                                                                                 06/07
  LaGrange, IL          416,390   7,105,491         -       416,390   7,105,491    7,521,881    2,174,373   1924  1989  40 years

Retail Store:
  K mart                                                                                                         12/29
  Chandler, AZ        1,920,439   3,152,034         -     1,920,439   3,152,034    5,072,473    1,059,434   1986  1989  30 years
                     ---------- ------------ ------------ --------- ------------- ---------- -------------
             Totals  $3,187,438  12,422,564          879  3,187,438  12,423,443   15,610,881    4,046,018
                     ========== ============ ============ ========= ============  ========== =============

-------------------------------------------------------------------------------------------------------------------------------
Notes:
  (A) The initial cost to the Partnership represents the original purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
  (B) The aggregate cost of real estate owned at December 31, 1999 for Federal income tax purposes was approximately $11,565,000
      (unaudited.)
  (C) Reconciliation of real estate owned:
                                                               1999              1998             1997
                                                               ----              ----             ----
         Balance at beginning of year.................... $  17,955,961       17,812,334       17,812,334
         Capital expenditures............................        43,559          143,627             -
         Disposals.......................................    (2,388,639)            -                -
                                                          --------------    -------------    -------------
         Balance at end of year.......................... $  15,610,881       17,955,961       17,812,334
                                                          ==============    =============    =============

  (D) Reconciliation of accumulated depreciation:

         Balance at beginning of year.................... $   4,047,610        3,617,865        3,186,278
         Depreciation expense............................       429,504          429,745          431,587
         Disposals.......................................      (431,096)            -                -
                                                          --------------    -------------    -------------
         Balance at end of year.......................... $   4,046,018        4,047,610        3,617,865
                                                          ==============    =============    =============


Item 9. Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure matters during 1999.


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


Officers and Directors

The officers, directors, and key employees of The Inland Group, Inc. and its Affiliates ("Inland") that are likely to provide services to the Partnership are as follows:


                               Functional Title

  Daniel L. Goodwin....... Chairman and Chief Executive Officer
  Robert H. Baum.......... Executive Vice President-General Counsel
  G. Joseph Cosenza....... Senior Vice President-Acquisitions
  Robert D. Parks......... Senior Vice President-Investments
  Norbert J. Treonis...... Senior Vice President-Property Management
  Brenda G. Gujral........ President and Chief Operating Officer-IREIC
  Catherine L. Lynch...... Treasurer
  Roberta S. Matlin....... Assistant Vice President-Investments
  Mark Zalatoris.......... Assistant Vice President-Due Diligence
  Patricia A. DelRosso.... Vice President-Asset Management
  Kelly Tucek............. Assistant Vice President-Partnership Accounting
  Venton J. Carlston...... Assistant Controller

    DANIEL L. GOODWIN (age 56) is Chairman of the Board of Directors of The Inland Group, Inc., a billion-dollar real estate and financial organization located in Oak Brook, Illinois. Among Inland's subsidiaries is the largest property management firm in Illinois and one of the largest commercial real estate and mortgage banking firms in the Midwest.

Mr. Goodwin has served as Director of the Avenue Bank of Oak Park and as a director of the Continental Bank of Oakbrook Terrace. He was Chairman of the Bank Holding Company of American National Bank of DuPage. Currently he is the Chairman of the Board of Inland Mortgage Corporation.

Mr. Goodwin has been in the housing industry for more than 30 years, and has demonstrated a lifelong interest in housing-related issues. He is a licensed real estate broker and a member of the National Association of Realtors. He has developed thousands of housing units in the Midwest, New England, Florida, and the Southwest. He is also the author of a nationally recognized real estate reference book for the management of residential properties.

Mr. Goodwin has served on the Board of the Illinois State Affordable Housing Trust Fund for six years. He is an advisor for the Office of Housing Coordination Services of the State of Illinois, and a member of the Seniors Housing Committee of the National Multi-Housing Council. He was appointed Chairman of the Housing Production Committee for the Illinois State Affordable Housing Conference by former Governor Edgar. He also served as a member of the Cook County Commissioner's Economic Housing Development Committee, and he was the Chairman of the DuPage County Affordable Housing Task Force. The 1992 Catholic Charities Award was presented to Mr. Goodwin for his work in addressing affordable housing needs. The City of Hope designated him as the Man of the Year for the Illinois construction industry. In 1989, the Chicago Metropolitan Coalition on Aging presented Mr. Goodwin with an award in recognition of his efforts in making housing more affordable to Chicago's Senior Citizens. On May 4, 1995, PADS, Inc. (Public Action to Deliver Shelter) presented Mr. Goodwin with an award, recognizing The Inland Group as the leading corporate provider of transitional housing for the homeless people of DuPage County. Mr. Goodwin also serves as Chairman of New Directions Housing Corporation, a provider of affordable housing.

Mr. Goodwin is a product of Chicago-area schools, and obtained his Bachelor's and Master's Degrees from Illinois Universities. Following graduation, he taught for five years in the Chicago Public Schools. His commitment to education has continued through his work with the BBF Family Services' Pilot Elementary School in Chicago, and the development of the Inland Vocational Training Center for the Handicapped located at Little City in Palatine,
Illinois. He personally established an endowment which funds a perpetual scholarship program for inner-city disadvantaged youth. In 1990 he received the Northeastern Illinois University President's Meritorious Service Award. Mr. Goodwin holds a Master's Degree in Education from Northern Illinois University, and in 1986, he was awarded an Honorary Doctorate from Northeastern Illinois University College of Education. More than 12 years ago, under Mr. Goodwin's direction, Inland instituted a program to educate disabled students about the workplace. Most of those original students are employed at Inland today, and Inland continues as one of the largest employers of the disabled in DuPage County. Mr. Goodwin has served as a member of the Board of Governors of Illinois State Colleges and Universities, and he is currently Vice Chairman of the Board of Trustee of Benedictine University. Since January 1996, he has been Chairman of the Northeastern Illinois University Board of Trustees.

In 1988 Mr. Goodwin received the Outstanding Business Leader Award from the Oak Brook Jaycees and in March 1994 he won the Excellence in Business Award from the DuPage Area Association of Business and Industry. Additionally, he was by Little Friends on May 17, 1995 for rescuing their Parent-Handicapped Infant Program. He was the recipient of the 1995 March of Dimes Life Achievement Award and was recently recognized as the 1998 Corporate Leader of the Year by the Oak Brook Area Association of Commerce and Industry. The Ray Graham Association for People with Disabilities honored Mr. Goodwin as the 1999 Employer of the Year. Also, in 1999, the YWCA DuPage District bestowed the Corporate Recognition Award for Inland's policies and practices that demonstrate a commitment to the advancement of women in the workplace. For many years, he has been Chairman of the National Football League Players Association Mackey Awards for the benefit of inner-city youth and he served as the recent Chairman of the Speakers Club of the Illinois House of Representatives.

    ROBERT H. BAUM (age 55) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Baum is Vice Chairman and Executive Vice President-General Counsel of The Inland Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group, Inc. and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American
Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois. He has served as a director of American National Bank of DuPage and currently serves as a director of Westbank. Mr. Baum also is a member of the Governing Council of Wellness House, a charitable organization that provides emotional support for cancer patients and their families.

    G. JOSEPH COSENZA (age 55) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Cosenza is a Director and Vice Chairman of The Inland Group, Inc. and oversees, coordinates and directs Inland's many enterprises. In addition, Mr. Cosenza immediately supervises a staff of twelve persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods.

Mr. Cosenza received his B.A. Degree from Northeastern Illinois University and his M.S. Degree from Northern Illinois University. From 1967 to 1968, he taught in the LaGrange Illinois School District and from 1968 to 1972, he served as Assistant Principal and taught in the Wheeling, Illinois School District. Mr. Cosenza has been a licensed real estate broker since 1968 and an active member of various national and local real estate associations, including the National Association of Realtors and the Urban Land Institute.

Mr. Cosenza has also been Chairman of the Board of American National Bank of DuPage, and has served on the Board of Directors of Continental Bank of Oakbrook Terrace. He is presently a Director on the Board of Westbank in Westchester and Hillside, Illinois.

    ROBERT D. PARKS (age 55) is a Director of The Inland Group, Inc.; Chairman of Inland Real Estate Investment Corporation; President, Chief Executive Officer, Chief Operating Officer and Affiliated Director of Inland Real Estate Corporation, and Chairman, Chief Executive Officer and Affiliated Director of Inland Retail Real Estate Trust, Inc.

Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for Inland Real Estate Investment Corporation. He oversees and coordinates the marketing of all investments and investor relations.

Prior to joining Inland, Mr. Parks was a school teacher in Chicago's public schools. He received his B.A. degree from Northeastern Illinois University and his M.A. degree from the University of Chicago. He is a member of the Real Estate Investment Association and a member of the National Association of Real Estate Investment Trusts (NAREIT).

    NORBERT J. TREONIS (age 49) joined The Inland Group, Inc. and its affiliates in 1975 and he is currently Chairman and Chief Executive Officer of The Inland Property Management Group, Inc. and a Director of The Inland Group, Inc. He serves on the Board of Directors of all Inland subsidiaries involved in the property management, acquisitions and maintenance of real estate, including Mid-America Management Corporation, Metropolitan Construction Services, Inc. and Inland Commercial Property Management, Inc. Mr. Treonis is charged with the responsibility of the overall management and leasing of all apartment units, retail, industrial and commercial properties nationwide.

Mr. Treonis is a licensed real estate broker. He is a past member of the Board of Directors of American National Bank of DuPage, the Apartment Building Owners and Managers Association, the National Apartment Association and the Chicagoland Apartment Association.

    BRENDA G. GUJRAL (age 58) is President and Chief Operating Officer of Inland Real Estate Investment Corporation (IREIC), the parent company of the Advisor. She is also President and Chief Operating Officer of the Dealer-Manager, Inland Securities Corporation (ISC), a member firm of the National Association of Securities Dealers (NASD).

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

    CATHERINE L. LYNCH (age 41) joined Inland in 1989 and is the Treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the Corporate Accounting Department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG Peat Marwick since 1980. She received her B.S. degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

    ROBERTA S. MATLIN (age 55) joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President-Investments. Prior to that, Ms. Matlin spent 11 years with the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. She is a Director of Inland Real Estate Investment Corporation,
Inland Securities Corporation, and Inland Real Estate Advisory Services, Inc. As Senior Vice President-Investments, she directs the day-to-day internal operations of the General Partner. Ms. Matlin received her B.A. degree from the University of Illinois. She is registered with the National Association of Securities Dealers, Inc. as a General Securities Principal.

    MARK ZALATORIS (age 42) joined Inland in 1985 and currently serves as Vice President of Inland Real Estate Investment Corporation. His responsibilities include the coordination of due diligence activities by selling broker/dealers and is also involved with limited partnership asset management, especially with regard to financing activities. Mr. Zalatoris is a graduate of the University of Illinois where he received a Bachelors degree in Finance and a Masters degree in Accounting and Taxation. He is a Certified Public Accountant and holds a General Securities License with Inland Securities Corporation.

    PATRICIA A. DELROSSO (age 47) joined Inland in 1985. Ms. DelRosso serves as Senior Vice President of Inland Real Estate Investment Corporation in the
area of Asset Management. As head of the Asset Management Department, she develops operating and disposition strategies for all investment-owned properties. Ms. DelRosso received her Bachelor's degree from George Washington University and her Master's from Virginia Tech University. Ms. DelRosso is a licensed real estate broker, NASD registered securities sales representative and is a member of the Urban Land Institute.

    KELLY TUCEK (age 37) joined Inland in 1989 and is an Assistant Vice President of Inland Real Estate Investment Corporation. As of August 1996, Ms. Tucek is responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

    VENTON J. CARLSTON (age 42) joined Inland in 1985 and is the Assistant Controller of Inland Real Estate Investment Corporation where he supervises the corporate bookkeeping staff and is responsible for financial statement preparation and budgeting for Inland Real Estate Investment Corporation and its subsidiaries. Prior to joining Inland, Mr. Carlston was a partnership accountant with JMB Realty. He received his B.S. degree in Accounting from Southern Illinois University. Mr. Carlston is a Certified Public Accountant and a member of the Illinois CPA Society. He is registered with the National Association of Securities Dealers, Inc. as a Financial Operations Principal.


Item 11.  Executive Compensation

The General Partner is entitled to receive a share of cash distributions when a Preferential Return of 10% of Cash Available for Distribution has been made to the Limited Partners, and a share of profits or losses as described under the caption "Cash Distributions" at page 42 and "Allocation of Profits and Losses" at pages 41 and 42 of the Prospectus, and at pages A-6 to A-10 of the Partnership Agreement, included as an exhibit to the Prospectus, which is incorporated herein by reference. Reference is also made to Note 2 of the Notes to Financial Statements (Item 8 of this Annual Report) for a description of such distributions and allocations for 1999.

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

The General Partner of the Partnership and its Affiliates may be reimbursed for their expenses or out-of-pocket expenses relating to administration of the Partnership and salaries and direct expenses of employees of the General Partner and its Affiliates for the administration of the Partnership. Such costs for 1999 were $40,112, of which $878 was unpaid as of December 31, 1999.

During 1999, Affiliates of the General Partner earned $33,762 in management fees in connection with managing the Partnership's properties, all of which is paid as of December 31, 1999.

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

(b) Exhibits. The following exhibits are filed as part of this report:

    27   Financial Data Schedule

    The following exhibits are incorporated herein by reference:

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

(c) Financial Statement Schedules.

    Financial statement schedules for the years ended December 31, 1999, 1998 and 1997 are submitted herewith:

                                                                     Page
                                                                     ----

    Real Estate and Accumulated Depreciation, (Schedule III)........  29

    All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(d) Reports on Form 8-K.

    None.


No Annual Report or proxy material for the year 1999 has been sent to the Partners of the Partnership. An Annual Report will be sent to the Partners subsequent to this filing and the Partnership will furnish copies of such report to the Commission when it is sent to the Partners.

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

                            INLAND MONTHLY INCOME FUND II, L.P.
                            Inland Real Estate Investment Corporation
                            General Partner

                                  /s/ Robert D. Parks

                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 22, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                            By: Inland Real Estate Investment Corporation General Partner

                                  /s/ Robert D. Parks

                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 22, 2000

                                  /s/ Patricia A. DelRosso

                            By:   Patricia A. DelRosso
                                  Senior Vice President
                            Date: March 22, 2000

                                  /s/ Kelly Tucek

                            By:   Kelly Tucek
                                  Principal Financial Officer
                                  and Principal Accounting Officer
                            Date: March 22, 2000

                                  /s/ Daniel L. Goodwin

                            By:   Daniel L. Goodwin
                                  Director
                            Date: March 22, 2000

                                  /s/ Robert H. Baum

                            By:   Robert H. Baum
                                  Director
                            Date: March 22, 2000