Form 10-Q
period 2000-03-31
INLAND MONTHLY INCOME FUND II L P
filed 2000-05-11
CIK 835322

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities
    Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 2000

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



       2901 Butterfield Road, Oak Brook, Illinois         60523
        (Address of principal executive office)         (Zip Code)


    Registrant's telephone number, including area code:  630-218-
8000


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

                     March 31, 2000 and December 31, 1999
                                  (unaudited)


                                    Assets
                                    ------

                                                       2000
1999
                                                       ----
----
Current assets:
  Cash and cash equivalents (Note 1).............. $ 1,216,338
3,665,630
  Accounts and rents receivable...................       1,314
10,406
  Other assets....................................          72
167
                                                   ------------  -
-----------
Total current assets..............................   1,217,724
3,676,203
                                                   ------------  -
-----------
Investment properties (including acquisition fees
  paid to Affiliates of $1,430,682)(Notes 1 and 3):
    Land..........................................   3,187,438
3,187,438
    Buildings and improvements....................  12,423,443
12,423,443
                                                   ------------  -
-----------
                                                    15,610,881
15,610,881
      Less accumulated depreciation...............   4,141,697
4,046,018
                                                   ------------  -
-----------
Net investment properties.........................  11,469,184
11,564,863
                                                   ------------  -
-----------
Other assets:
  Deferred leasing fees to Affiliates (net of
    accumulated amortization of $165,620 and
    $161,097 at March 31, 2000 and December 31,
    1999, respectively)(Notes 1 and 3)............      62,112
66,635
  Deferred rent receivable (Note 2)...............     202,194
222,021
                                                   ------------  -
-----------
Total other assets................................     264,306
288,656
                                                   ------------  -
-----------
Total assets...................................... $12,951,214
15,529,722
                                                   ============
============













                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                     March 31, 2000 and December 31, 1999
                                  (unaudited)


                       Liabilities and Partners' Capital
                       ---------------------------------

                                                       2000
1999
                                                       ----
----
Current liabilities:
  Accounts payable................................ $    57,092
22,749
  Distributions payable (Note 4)..................     123,832
140,427
  Due to Affiliates (Note 3)......................      10,849
878
  Deposits held for others........................     344,503
458,859
                                                   ------------  -
-----------
Total current liabilities.........................     536,276
622,913

Commission payable to Affiliate (Note 3)..........     132,000
132,000
                                                   ------------  -
-----------
Total liabilities.................................     668,276
754,913
                                                   ------------  -
-----------
Partners' capital (Notes 1, 3 and 4):
  General Partner:
    Capital contribution..........................         500
500
    Cumulative net income.........................      59,036
59,993
                                                   ------------  -
-----------
                                                        59,536
60,493
  Limited Partners:                                ------------  -
-----------
    Units of $500. Authorized 80,000 Units,
      50,095.50 Units outstanding (net of
      offering costs of $3,148,734, of which
      $653,165 was paid to Affiliates)............  21,916,510
21,916,510
    Cumulative net income.........................  16,022,595
15,740,975
    Cumulative distributions...................... (25,715,703)
(22,943,169)
                                                   ------------  -
-----------
                                                    12,223,402
14,714,316
                                                   ------------  -
-----------
Total Partners' capital...........................  12,282,938
14,774,809
                                                   ------------  -
-----------
Total liabilities and Partners' capital........... $12,951,214
15,529,722
                                                   ============
============








                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations

              For the three months ended March 31, 2000 and 1999
                                  (unaudited)


                                                       2000
1999
                                                       ----
----
Income:
  Rental income (Notes 1 and 2)................... $   418,458
473,970
  Additional rental income........................        -
45,144
  Interest income.................................      25,548
6,722
                                                   ------------  -
-----------
                                                       444,006
525,836
Expenses:                                          ------------  -
-----------
  Professional services to Affiliates.............       6,486
1,909
  Professional services to non-affiliates.........      20,337
30,557
  General and administrative expenses to
    Affiliates....................................       9,689
8,589
  General and administrative expenses to
    non-affiliates................................      18,578
13,537
  Property operating expenses to Affiliates.......       4,992
8,568
  Property operating expenses to non-affiliates...       3,059
95,217
  Depreciation....................................      95,679
108,340
  Amortization....................................       4,523
4,523
                                                   ------------  -
-----------
                                                       163,343
271,240
                                                   ------------  -
-----------
Net income........................................ $   280,663
254,596
                                                   ============
============

Net income (loss) allocated to:
  General Partner.................................        (957)
(1,083)
  Limited Partners................................     281,620
255,679
                                                   ------------  -
-----------
Net income........................................ $   280,663
254,596
                                                   ============
============

Net loss allocated to the one General Partner Unit $      (957)
(1,083)
                                                   ============
============
Net income per Unit, allocated to Limited Partners
  per weighted average Limited Partnership
  Units of 50,095.50.............................. $      5.62
5.10
                                                   ============
============








                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

              For the three months ended March 31, 2000 and 1999
                                  (unaudited)



                                                       2000
1999
                                                       ----
----
Cash flows from operating activities:
  Net income...................................... $   280,663
254,596
  Adjustments to reconcile net income to
      net cash provided by operating activities:
    Depreciation..................................      95,679
108,340
    Amortization..................................       4,523
4,523
    Changes in assets and liabilities:
      Accounts and rents receivable...............       9,092
(1,023)
      Other assets................................          95
1,068
      Deferred rent receivable....................      19,827
16,434
      Accounts payable............................      34,343
23,893
      Accrued real estate taxes...................        -
(39,700)
      Due to Affiliates...........................       9,971
1,142
      Other current liabilities...................        -
11,453
                                                   ------------  -
-----------
Net cash provided by operating activities.........     454,193
380,726
                                                   ------------  -
-----------
Cash flows from financing activities:
  Deposits held for others........................    (114,356)
(100,841)
  Cash distributions..............................  (2,789,129)
(407,693)
                                                   ------------  -
-----------
Net cash used in financing activities.............  (2,903,485)
(508,534)
                                                   ------------  -
-----------
Net decrease in cash and cash equivalents.........  (2,449,292)
(127,808)
Cash and cash equivalents at beginning of period..   3,665,630
1,161,470
                                                   ------------  -
-----------
Cash and cash equivalents at end of period........ $ 1,216,338
1,033,662
                                                   ============
============















                See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                March 31, 2000
                                  (unaudited)


Readers of this  Quarterly  Report  should  refer  to the
Partnership's audited
financial statements for the  fiscal  year  ended  December 31,
1999, which are
included  in  the  Partnership's  1999   Annual  Report,  as
certain  footnote
disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.

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

                      INLAND MONTHLY INCOME FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 2000
                                  (unaudited)


(2) Deferred Rent Receivable

Certain tenant leases contain provisions  providing for stepped rent increases.
Generally accepted accounting principles require that rental income be recorded
for the period of occupancy  using  the  straight-line basis.  The accompanying
financial statements include decreases of $19,827 and $16,434 for the three months ended March 31, 2000 and 1999, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $202,194 and
$222,021 in related deferred rent receivable as of March 31, 2000 and December
31, 1999, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made.


(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $10,849 and $878 was unpaid as of March 31, 2000 and December 31, 1999, respectively.

An Affiliate of the General Partner earned Property Management Fees of $4,992 and $8,568 for the three months ended March 31, 2000 and 1999, respectively, in connection with managing the Partnership's properties. Such fees are included in property operating expenses to Affiliates, all of which were paid as of
March 31, 2000.

In connection with the  sale  of  The  Wholesale  Club  on January
8, 1991, the
Partnership recorded $132,000 of  sales  commission  payable to an
Affiliate of
the General Partner.    Such  commission  has  been  deferred
until the Limited
Partners receive their Original Capital plus a return as specified in the
Partnership Agreement.


(4)  Subsequent Events

During April 2000, the Partnership paid a distribution of $123,832 to the
Limited Partners.

Item 2.  Management's  Discussion  and  Analysis  of  Financial
Condition  and
         Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial
Condition and Results of Operations" and elsewhere in this quarterly report on
Form 10-Q constitute "forward-looking statements" within the meaning of the
Federal Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Partnership's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, federal, state or local regulations;
adverse changes in general economic or local conditions; inability of borrower to meet financial obligations; uninsured losses; and potential conflicts of interest between the Partnership and its Affiliates, including the General
Partner.

Liquidity and Capital Resources

On August 4, 1988, the Partnership  commenced an Offering of
50,000 (subject to
increase to  80,000)  Limited  Partnership  Units  pursuant  to  a
Registration
Statement  on  Form  S-11  under  the  Securities  Act  of  1933.
The Offering
terminated on August 4, 1990, with  total  sales of 50,647.14
Units at $500 per
Unit, resulting in gross  offering  proceeds  of $25,323,569, not including the
General Partner's contribution of $500. All  of the holders of these Units have
been admitted to the Partnership.  The Partnership has acquired five properties
utilizing $21,224,542 of capital  proceeds  collected.  On January
8, 1991, the
Partnership sold one of its  properties,  The  Wholesale Club.  On
November 30,
1999, the Partnership sold another of  its  properties, Eurofresh
Plaza.  As of
March  31,  2000,   cumulative   distributions   to  Limited
Partners  totaled
$25,715,703, of which $4,395,565 represents proceeds from the sale of The
Wholesale Club, $2,392,818 represents proceeds from the sale of Eurofresh
Plaza, and $18,927,320 represents distributable cash flow from the properties.
The Partnership repurchased 551.64 Units for $260,285 from various Limited
Partners through the Unit Repurchase Program. There are no funds remaining for the repurchase of Units through this program.

As of March 31, 2000, the Partnership had cash and cash equivalents of
$1,216,338 which includes approximately $344,500 held in an unrestricted escrow account for the payment of real estate taxes for Colonial Manor Living Center.
The Partnership intends to use such remaining funds for property upgrades, distributions and for other working capital requirements.

The properties owned by the Partnership are generating cash flow in excess of the 8% annualized distributions to the Limited Partners (paid monthly), in addition to covering all the operating expenses of the Partnership. As of
March 31, 2000, the Partnership has made cumulative distributions of $253,868 in addition to the 8% annualized return to the Limited Partners from excess cash flow. To the extent that the cash flow from the properties is insufficient to meet the Partnership's needs, the Partnership may rely on advances from
Affiliates of the General Partner, other short-term financing, or may sell one or more of the properties.

Results of Operations

At March 31, 2000, the Partnership owns three operating properties. Two of the
Partnership's three operating properties, Scandinavian Health Spa and Colonial
Manor Living Center, are leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant. The lease of the other property owned by the Partnership, K mart, provides that the Partnership be responsible for maintenance of the structure and the parking lot and the tenant is required to reimburse the Partnership for portions of insurance, real estate taxes and common area maintenance.

Rental income decreased for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999, due to the absence of Eurofresh
Plaza's rent since the sale of the property on November 30, 1999.

Interest income  increased  for  the  three  months  ended  March
31, 2000, as
compared to the three months ended March 31, 1999, due to an increase in cash available to invest in short-term investments from the proceeds of the sale of
Eurofresh Plaza. Proceeds of $2,392,818 were distributed on February 10, 2000.

Professional services to Affiliates increased  for the three months ended March
31, 2000, as compared to  the  three  months  ended  March  31,
1999, due to an
increase in legal services  required.   Professional services to
non-affiliates
decreased for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999, due to a decrease in legal fees.

General and administrative expenses to Affiliates increased for the three months ended March 31, 2000, as compared to the three months ended March 31,
1999, due to an increase in data processing and postage expenses. General and administrative expenses to non-affiliates increased for the three months ended
March 31, 2000, as compared to the three months ended March 31, 1999, due to an increase in state taxes.

Property operating expenses to Affiliates and non-affiliates decreased for the three months ended March 31, 2000, as compared to the three months ended March
31, 1999, due to the sale of Eurofresh Plaza as of November 30, 1999.

The following is a list of approximate occupancy levels for the Partnership's investment properties as of the end of each quarter during 1999 and 2000:

                                     1999
2000
                          ------------------------    ------------
------------
                           at     at    at    at        at    at
at    at
        Properties         3/31  6/30  9/30  12/31     3/31  6/30
9/30  12/31
        ----------         ----- ----- ----- -----     ----- -----
----- -----
Scandinavian Health Spa    100%  100%  100%  100%      100%
  Broadview Heights, Ohio

Colonial Manor             100%  100%  100%  100%      100%
  LaGrange, Illinois

K mart                     100%  100%  100%  100%      100%
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



                            INLAND MONTHLY INCOME FUND II, L.P.

                            By:   Inland Real Estate Investment
Corporation
                                  General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: May 11, 2000


                                  /S/ PATRICIA A. DELROSSO

                            By:   Patricia A. DelRosso
                                  Senior Vice President
                            Date: May 11, 2000


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: May 11, 2000