Form 10-Q
period 2000-06-30
INLAND MONTHLY INCOME FUND II L P
filed 2000-08-14
CIK 835322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2000

or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

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

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Balance Sheets

June 30, 2000 and December 31, 1999
(unaudited)

Assets
	2000	1999

Current assets:
Cash and cash equivalents (Note 1)	$1,276,912	3,665,630
Accounts and rents receivable	2,804	10,406
Other assets	360	167

Total current assets	1,280,076	3,676,203

Investment properties (including acquisition fees paid to Affiliates of $1,430,682)(Notes 1 and 3):
Land	3,187,438	3,187,438
Buildings and improvements	12,423,443	12,423,443

	15,610,881	15,610,881
Less accumulated depreciation	(4,237,377)	(4,046,018)

Net investment properties	11,373,504	11,564,863

Other assets:
Deferred leasing fees to Affiliates (net of accumulated amortization of $170,143 and $161,097 at June 30, 2000 and December 31, 1999, respectively) (Notes 1 and 3)	57,589	66,635
Deferred rent receivable (Note 2)	180,734	222,021

Total other assets	238,323	288,656

Total assets	$12,891,903	15,529,722
	=========	=========

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Balance Sheets
(continued)

June 30, 2000 and December 31, 1999
(unaudited)

Liabilities and Partners' Capital

	2000	1999

Current liabilities:
Accounts payable	$-	22,749
Distributions payable (Note 4)	119,833	140,427
Due to Affiliates (Note 3)	2,986	878
Deposits held for others	418,799	458,859

Total current liabilities	541,618	622,913

Commission payable to Affiliates (Note 3)	132,000	132,000

Total liabilities	673,618	754,913

Partners' capital (Notes 1, 3 and 4):
General Partner:
Capital contribution	500	500
Cumulative net income	58,080	59,993

	58,580	60,493
Limited Partners:
Units of $500. Authorized 80,000 Units, 50,095.50 Units outstanding (net of offering costs of $3,148,734, of which $653,165 was paid to Affiliates)	21,916,510	21,916,510
Cumulative net income	16,322,397	15,740,975
Cumulative distributions	(26,079,202)	(22,943,169)

	12,159,705	14,714,316

Total Partners' capital	12,218,285	14,744,809

Total liabilities and Partners' capital	$12,891,903	15,529,722
	==========	=========

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Statements of Operations

For the three and six months ended June 30, 2000 and 1999
(unaudited)
	Three months	Three months	Six months	Six months
	ended	ended	Ended	ended
	June 30, 2000	June 30,1999	June 30, 2000	June 30, 1999
Income:
Rental income (Notes 1 and 2)	$418,458	412,082	836,916	886,052
Additional rental income	1,164	28,156	1,164	73,300
Interest income	10,598	6,621	36,146	13,343
Other income	-	-	-	-

	430,220	446,859	874,226	972,695
Expenses:
Professional services to Affiliates	4,274	4,045	10,760	5,954
Professional services to non- affiliates	6,851	2,398	27,188	32,955
General and administrative expenses to Affiliates	7,934	7,866	17,623	16,455
General and administrative expenses to non-affiliates	8,005	2,998	26,583	16,535
Property operating expenses to Affiliates	5,134	9,534	10,126	18,102
Property operating expenses to non-affiliates	(1,027)	101,048	2,032	196,265
Depreciation	95,680	108,340	191,359	216,680
Amortization	4,523	4,523	9,046	9,046

	131,374	240,752	294,717	511,992

Net income	$297,846	206,107	579,509	460,703
	=========	==========	==========	==========
Net income (loss) allocated to:
General Partner	(956)	(1,084)	(1,913)	(2,167)
Limited Partners	299,802	207,191	581,422	462,870

Net income	$298,846	206,107	579,509	460,703
	==========	==========	==========	==========
Net loss allocated to the one
General Partner Unit	$(956)	(1,084)	(1,913)	(2,167)
	==========	===========	==========	==========
Net income per Unit, basic and diluted, allocated to Limited Partners per weighted average Limited Partnership Units of 50,095.50	$5.98	4.14	11.61	9.24
	==========	==========	==========	==========

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Statements of Cash Flows

For six months ended June 30, 2000 and 1999
(unaudited)

	2000	1999

Cash flows from operating activities:
Net income	$579,509	460,703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	191,359	216,680
Amortization	9,046	9,046
Changes in assets and liabilities:
Accounts and rents receivable	7,602	113,432
Other assets	(193)	1,875
Deferred rent receivable	41,287	47,276
Accounts payable	(22,749)	508
Accrued real estate taxes	-	9,068
Due to Affiliates	2,108	2,641
Other current liabilities	-	23,466

Net cash provided by operating activities	807,969	884,695

Cash flows from financing activities:
Deposits held for others	(40,060)	(11,188)
Cash distributions	(3,156,627)	(824,447)

Net cash used in financing activities	(3,196,687)	(835,635)

Net increase (decrease) in cash and cash equivalents	(2,388,718)	49,060
Cash and cash equivalents at beginning of period	3,665,630	1,161,470

Cash and cash equivalents at end of period	$1,276,912	1,210,530
	==========	==========

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Notes to Financial Statements

June 30, 2000
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

(2)  Deferred Rent Receivable

Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the straight-line basis. The accompanying financial statements include decreases of $41,287 and $47,276 for the six months ended June 30, 2000 and 1999, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $180,734 and $222,021 in related deferred rent receivable as of June 30, 2000 and December 31, 1999, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2000
(unaudited)

(3)   Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $2,986 and $878 was unpaid as of June 30, 2000 and December 31, 1999, respectively.

An Affiliate of the General Partner earned Property Management Fees of $10,126 and $18,102 for the six months ended June 30, 2000 and 1999, respectively, in connection with managing the Partnership's properties. Such fees are included in property operating expenses to Affiliates, all of which were paid as of June 30, 2000.

In connection with the sale of The Wholesale Club on January 8, 1991, the Partnership recorded $132,000 of sales commission payable to an Affiliate of the General Partner. Such commission has been deferred until the Limited Partners receive their Original Capital plus a return as specified in the Partnership Agreement.

(4)  Subsequent Events

During July 2000, the Partnership paid a distribution of $119,833 to the Limited Partners.

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

Liquidity and Capital Resources

On August 4, 1988, the Partnership commenced an Offering of 50,000 (subject to increase to 80,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 4, 1990, with total sales of 50,647.14 Units at $500 per Unit, resulting in gross offering proceeds of $25,323,569, not including the General Partner's contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Partnership has acquired five properties utilizing $21,224,542 of capital proceeds collected. On January 8, 1991, the Partnership sold one of its properties, The Wholesale Club. On November 30, 1999, the Partnership sold another of its properties, Eurofresh Plaza. As of June 30, 2000, cumulative distributions to Limited Partners totaled $26,079,202, of which $4,395,565 represents proceeds from the sale of The Wholesale Club, $2,392,818 represents proceeds from the sale of Eurofresh Plaza, and $19,290,819 represents distributable cash flow from the properties. The Partnership repurchased 551.64 Units for $260,285 from various Limited Partners through the Unit Repurchase Program. There are no funds remaining for the repurchase of Units through this program.

As of June 30, 2000, the Partnership had cash and cash equivalents of $1,276,912 which includes approximately $419,000 held in an unrestricted escrow account for the payment of real estate taxes for Colonial Manor Living Center. The Partnership intends to use such remaining funds for property upgrades, distributions and for other working capital requirements.

The properties owned by the Partnership are generating cash flow in excess of the 8% annualized distributions to the Limited Partners (paid monthly), in addition to covering all the operating expenses of the Partnership. As of June 30, 2000, the Partnership has made cumulative distributions of $253,868 in addition to the 8% annualized return to the Limited Partners from excess cash flow. To the extent that the cash flow from the properties is insufficient to meet the Partnership's needs, the Partnership may rely on advances from Affiliates of the General Partner, other short-term financing, or may sell one or more of the properties.

Results of Operations

At June 30, 2000, the Partnership owns three operating properties. Two of the Partnership's three operating properties, Scandinavian Health Spa and Colonial Manor Living Center, are leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant. The lease of the other property owned by the Partnership, K mart, provides that the Partnership be responsible for maintenance of the structure and the parking lot and the tenant is required to reimburse the Partnership for portions of insurance, real estate taxes and common area maintenance.

Rental income decreased for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, due to the absence of Eurofresh Plaza's rent since the sale of the property on November 30, 1999.

Interest income increased for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, due to an increase in cash available to invest in short-term investments from the proceeds of the sale of Eurofresh Plaza. Proceeds of $2,392,818 were distributed on February 10, 2000.

Professional services to Affiliates increased for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, due to an increase in legal services required. Professional services to non-affiliates decreased for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, due to a decrease in legal fees.

General and administrative expenses to Affiliates increased for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, due to an increase in data processing and postage expenses. General and administrative expenses to non-affiliates increased for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, due to an increase in state taxes.

Property operating expenses to Affiliates and non-affiliates decreased for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, due to the sale of Eurofresh Plaza as of November 30, 1999.

The following is a list of approximate occupancy levels for the Partnership's investment properties as of the end of each quarter during 1999 and 2000:
	1999				2000
Properties	03/31	06/30	09/30	12/31	03/31	06/30	09/30	12/31

Scandinavian Health Spa	100%	100%	100%	100%	100%	100%
Broadview Heights, Ohio

Colonial Manor	100%	100%	100%	100%	100%	100%
LaGrange, Illinois

K mart	100%	100%	100%	100%	100%	100%
Chandler, Arizona

PART II - Other Information

Items 1 through 6(b) are omitted because of the absence of conditions under which they are required.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND MONTHLY INCOME FUND II, L.P.

By:	Inland Real Estate Investment Corporation
General Partner

/S/ ROBERT D. PARKS

By:	Robert D. Parks
Chairman
Date:	August 11, 2000

/S/ PATRICIA A. DELROSSO

By:	Patricia A. DelRosso
Senior Vice President
Date:	August 11, 2000

/S/ KELLY TUCEK

By:	Kelly Tucek
Principal Financial Officer and
Principal Accounting Officer
Date:	August 11, 2000