Form 10-Q
period 2000-09-30
INLAND MONTHLY INCOME FUND II L P
filed 2000-11-13
CIK 835322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2000

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

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Balance Sheets

September 30, 2000 and December 31, 1999
(unaudited)

Assets
	2000	1999

Current assets:
Cash and cash equivalents (Note 1)	$1,283,750	3,665,630
Accounts and rents receivable	1,014	10,406
Other assets	263	167

Total current assets	1,285,027	3,676,203

Investment properties (including acquisition fees paid to Affiliates of $1,430,682)(Notes 1 and 3):
Land	3,187,438	3,187,438
Buildings and improvements	12,423,443	12,423,443

	15,610,881	15,610,881
Less accumulated depreciation	4,333,056	4,046,018

Net investment properties	11,277,825	11,564,863

Other assets:
Deferred leasing fees to Affiliates (net of accumulated amortization of $174,667 and $161,097 at September 30, 2000 and December 31, 1999, respectively) (Notes 1 and 3)	53,065	66,635
Deferred rent receivable (Note 2)	159,273	222,021

Total other assets	212,338	288,656

Total assets	$12,775,190	15,529,722
	=========	=========

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Balance Sheets
(continued)

September 30, 2000 and December 31, 1999
(unaudited)

Liabilities and Partners' Capital

	2000	1999

Current liabilities:
Accounts payable	$5,074	22,749
Distributions payable (Note 4)	119,833	140,427
Due to Affiliates (Note 3)	9,499	878
Deposits held for others	332,431	458,859

Total current liabilities	466,837	622,913

Commission payable to Affiliates (Note 3)	132,000	132,000

Total liabilities	598,837	754,913

Partners' capital (Notes 1, 3 and 4):
General Partner:
Capital contribution	500	500
Cumulative net income	57,123	59,993

	57,623	60,493
Limited Partners:
Units of $500. Authorized 80,000 Units, 50,095.50 Units outstanding (net of offering costs of $3,148,734, of which $653,165 was paid to Affiliates)	21,916,510	21,916,510
Cumulative net income	16,648,920	15,740,975
Cumulative distributions	(26,446,700)	(22,943,169)

	12,118,730	14,714,316

Total partners' capital	12,176,353	14,744,809

Total liabilities and partners' capital	$12,775,190	15,529,722
	=========	=========

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Statements of Operations

For the three and nine months ended September 30, 2000 and 1999
(unaudited)
	Three months	Three months	Nine months	Nine months
	ended	ended	Ended	ended
	September 30, 2000	September 30, 1999	September 30, 2000	September 30, 1999
Income:
Rental income (Notes 1 and 2)	$430,503	489,191	1,267,419	1,375,243
Additional rental income	2,260	36,510	3,424	109,810
Interest income	11,904	9,418	48,050	22,761
Other income	13,310	-	13,310	-
	457,977	535,119	1,332,203	1,507,814
Expenses:
Professional services to Affiliates	7,660	112	18,420	6,066
Professional services to non- affiliates	2,780	2,811	29,968	35,766
General and administrative expenses to Affiliates	9,370	8,292	26,993	24,747
General and administrative expenses to non-affiliates	3,989	(736)	30,572	15,799
Property operating expenses to Affiliates	5,255	7,648	15,381	25,750
Property operating expenses to non-affiliates	3,154	54,928	5,186	251,193
Depreciation	95,679	108,704	287,038	325,384
Amortization	4,524	4,523	13,570	13,569
	132,411	186,282	427,128	698,274

Net income	$325,566	348,837	905,075	809,540
	=========	==========	=========	=========
Net income (loss) allocated to:
General Partner	(957)	(1,087)	(2,870)	(3,254)
Limited Partners	326,523	349,924	907,945	812,794

Net income	$325,566	348,837	905,075	809,540
	=========	==========	=========	=========
Net loss allocated to the one
General Partner Unit	$(957)	(1,087)	(2,870)	(3,254)
	=========	==========	=========	=========
Net income per Unit, basic and diluted, allocated to Limited Partners per weighted average Limited Partnership Units of 50,095.50	$6.52	6.99	18.12	16.22
	=========	==========	=========	=========

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Statements of Cash Flows

For nine months ended September 30, 2000 and 1999
(unaudited)
	2000	1999

Cash flows from operating activities:
Net income	$905,075	809,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	287,038	325,384
Amortization	13,570	13,569
Changes in assets and liabilities:
Accounts and rents receivable	9,392	104,145
Other assets	(96)	240
Deferred rent receivable	62,748	63,837
Accounts payable	(17,675)	(2,776)
Accrued real estate taxes	-	57,837
Due to Affiliates	8,621	5,178

Net cash provided by operating activities	1,268,673	1,376,954

Cash flows from investing activities:
Additions to investment properties	-	(43,559)

Net cash used in investing activities	-	(43,559)

Cash flows from financing activities:
Deposits held for others	(126,428)	173,015
Cash distributions	(3,524,125)	(1,241,421)

Net cash used in financing activities	(3,650,553)	(1,068,406)

Net increase (decrease) in cash and cash equivalents	(2,381,880)	264,989
Cash and cash equivalents at beginning of period	3,665,630	1,161,470

Cash and cash equivalents at end of period	$1,283,750	1,426,459
	==========	=========

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Notes to Financial Statements

September 30, 2000
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

(2)  Deferred Rent Receivable

Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the straight-line basis. The accompanying financial statements include decreases of $62,748 and $63,837 for the nine months ended September 30, 2000 and 1999, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $159,273 and $222,021 in related deferred rent receivable as of September 30, 2000 and December 31, 1999, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2000
(unaudited)

(3)   Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $8,471 and $878 was unpaid as of September 30, 2000 and December 31, 1999, respectively.

An Affiliate of the General Partner earned Property Management Fees of $15,381 and $25,750 for the nine months ended September 30, 2000 and 1999, respectively, in connection with managing the Partnership's properties. Such fees are included in property operating expenses to Affiliates, of which $1,028 remained unpaid as of September 30, 2000.

In connection with the sale of The Wholesale Club on January 8, 1991, the Partnership recorded $132,000 of sales commission payable to an Affiliate of the General Partner. Such commission has been deferred until the Limited Partners receive their Original Capital plus a return as specified in the Partnership Agreement.

(4)  Subsequent Events

During October 2000, the Partnership paid a distribution of $119,833 to the Limited Partners.

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

Liquidity and Capital Resources

On August 4, 1988, the Partnership commenced an Offering of 50,000 (subject to increase to 80,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 4, 1990, with total sales of 50,647.14 Units at $500 per Unit, resulting in gross offering proceeds of $25,323,569, not including the General Partner's contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Partnership has acquired five properties utilizing $21,224,542 of capital proceeds collected. On January 8, 1991, the Partnership sold one of its properties, The Wholesale Club. On November 30, 1999, the Partnership sold another of its properties, Eurofresh Plaza. As of September 30, 2000, cumulative distributions to Limited Partners totaled $26,446,700, of which $4,395,565 represents proceeds from the sale of The Wholesale Club, $2,392,818 represents proceeds from the sale of Eurofresh Plaza, and $19,658,317 represents distributable cash flow from the properties. The Partnership repurchased 551.64 Units for $260,285 from various Limited Partners through the Unit Repurchase Program. There are no funds remaining for the repurchase of Units through this program.

As of September 30, 2000, the Partnership had cash and cash equivalents of $1,283,750 which includes approximately $332,000 held in an unrestricted escrow account for the payment of real estate taxes for Colonial Manor Living Center. The Partnership intends to use such remaining funds for property upgrades, distributions and for other working capital requirements.

The properties owned by the Partnership are generating cash flow in excess of the 8% annualized distributions to the Limited Partners (paid monthly), in addition to covering all the operating expenses of the Partnership. As of September 30, 2000, the Partnership has made cumulative distributions of $253,868 in addition to the 8% annualized return to the Limited Partners from excess cash flow. To the extent that the cash flow from the properties is insufficient to meet the Partnership's needs, the Partnership may rely on advances from Affiliates of the General Partner, other short-term financing, or may sell one or more of the properties.

Results of Operations

At September 30, 2000, the Partnership owns three operating properties. Two of the Partnership's three operating properties, Scandinavian Health Spa and Colonial Manor Living Center, are leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant. The lease of the other property owned by the Partnership, K mart, provides that the Partnership be responsible for maintenance of the structure and the parking lot and the tenant is required to reimburse the Partnership for portions of insurance, real estate taxes and common area maintenance.

Rental income decreased for the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, due to the absence of Eurofresh Plaza's rent since the sale of the property on November 30, 1999.

Interest income increased for the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, due to an increase in cash available to invest in short-term investments from the proceeds of the sale of Eurofresh Plaza. Proceeds of $2,392,818 were distributed on February 10, 2000.

Professional services to Affiliates increased for the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, due to an increase in legal and accounting services required. Professional services to non-affiliates decreased for the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, due to a decrease in legal fees.

General and administrative expenses to Affiliates increased for the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, due to an increase in postage and investor service expenses. General and administrative expenses to non-affiliates increased for the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, due to an increase in printing and state taxes.

Property operating expenses to Affiliates and non-affiliates decreased for the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, due to the sale of Eurofresh Plaza as of November 30, 1999.

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

INLAND MONTHLY INCOME FUND II, L.P.

By:	Inland Real Estate Investment Corporation
General Partner

/S/ ROBERT D. PARKS

By:	Robert D. Parks
Chairman
Date:	November 13, 2000

/S/ PATRICIA A. DELROSSO

By:	Patricia A. DelRosso
Senior Vice President
Date:	November 13, 2000

/S/ KELLY TUCEK

By:	Kelly Tucek
Principal Financial Officer and
Principal Accounting Officer
Date:	November 13, 2000