Form 10-K
period 2000-12-31
INLAND MONTHLY INCOME FUND II L P
filed 2001-03-29
CIK 835322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2000

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File #0-17593

Inland Monthly Income Fund II, L.P.

(Exact name of registrant as specified in its charter

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

LIMITED PARTNERSHIP UNITS

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements

Incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

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

The Partnership currently has significant net operating leases with Elite Care Corporation ("Elite"), K Mart Corporation ("K mart") and Scandinavian Health Spa, Inc. ("SHS"). Revenues from the Elite lease for the Colonial Manor Nursing Home, the K mart lease for the K mart store and the SHS lease for the Scandinavian Health Spa represent approximately 52%, 27%, and 21%, respectively, of the Partnership's operating income for the year ended December 31, 2000, approximately 44%, 24% and 18%, respectively, of the Partnership's operating income for the year ended December 31, 1999, and approximately 42%, 22% and 17%, respectively, of the Partnership's operating income for the year ended December 31, 1998.

As part of their original lease, which expired January 31, 2001, Elite was granted a deferral of the first two months rent for a period of ten years. This deferred rent was to be paid February 2001. As of March 28, 2001, deferred rent totaling $130,658 had not been received. Elite has requested an additional one year deferral of this amount. The General Partner continues to negotiate with the tenant.

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

The Partnership had no employees during 2000.

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

Properties	2000	1999	1998	1997	1996

Scandinavian Health Spa	100%	100%	100%	100%	100%
Health & Racquet Club
Broadview Heights, Ohio

Colonial Manor	100%	100%	100%	100%	100%
Living Center
LaGrange, Illinois

K mart	100%	100%	100%	100%	100%
Retail Store
Chandler, Arizona

Eurofresh Plaza	N/A	N/A	85%	95%	95%
Shopping Center
Palatine, Illinois

The following is a list of average effective annual rents per square foot for the Partnership's investment properties for each of the last five years. N/A indicates the property was not owned by the Partnership at the end of the year.

Properties	2000	1999	1998	1997	1996

Scandinavian Health Spa	13.79	13.79	13.79	13.79	13.79
Health & Racquet Club
Broadview Heights, Ohio

Colonial Manor	8.00	8.00	8.00	8.00	8.00
Living Center
LaGrange, Illinois

K mart	5.37	5.37	5.37	5.37	5.37
Retail Store
Chandler, Arizona

Eurofresh Plaza	N/A	N/A	3.96	4.64	4.66
Shopping Center
Palatine, Illinois

The following tables set forth certain information with respect to the amount and expiration of leases for the Partnership's investment properties:

	Square Feet		Renewal	Current	Rent Per
Lessee	Leased	Lease Ends	Options	Annual Rent	Square Foot

Scandinavian Health Spa, Inc.	26,040	12/2004	2/5 years	$359,094	$13.79

Elite Care Corporation	107,867	1/2006	1/5 years	948,579	8.79

K Mart Corporation	84,146	7/2013	4/5 years	452,000	5.37

Year Ending	Number of Leases	Approx. Gross Leasable Area ("GLA") of Expiring Leases	Annual Base Rent of Expiring	Total Annual Base	Annual Base Rent Per Sq. Ft. Under Expiring	% of Total GLA Represented By Expiring	% of Annual Base Rent Represented By Expiring
Dec 31,	Expiring	(square feet)	Leases ($)	Rent(1) ($)	Leases ($)	Leases	Leases

2001	-	-	-	1,781,233	-	-	-

2002	-	-	-	1,804,751	-	-	-

2003	-	-	-	1,828,270	-	-	-

2004	1	26,040	359,094	1,857,788	13.79	11.94	19.33

2005	-	-	-	1,516,213	-	-	-

2006	1	107,867	1,066,164	1,518,164	9.88	49.47	70.23

2007	-	-	-	452,000	-	-	-

2008	-	-	-	452,000	-	-	-

2009	-	-	-	452,000	-	-	-

2010	-	-	-	452,000	-	-	-
  No assumptions have been made regarding the releasing of expired leases. It is the opinion of the General Partner that the space will be released at market prices.

Item 3. Legal Proceedings

The Partnership is not subject to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during 2000.

PART II

Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 2000, there were 2,005 holders of Units of the Partnership. There is no public market for Units nor is it anticipated that any public market for Units will develop. Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.

Although the Partnership had established a Unit Repurchase Program, there are no funds remaining for the repurchase of Units through this program.

Item 6. Selected Financial Data

INLAND MONTHLY INCOME FUND II, L.P.

(a limited partnership)

For the years ended December 31, 2000, 1999, 1998, 1997, and 1996

(not covered by Independent Auditors' Report)

	2000	1999	1998	1997	1996

Total assets	$12,786,600	15,529,722	15,621,400	15,973,079	16,313,004

Total income	$1,767,769	1,982,302	2,071,413	2,148,859	2,108,760

Net income from operations	$1,174,659	1,144,583	1,258,738	1,277,365	1,269,375

Gain on sale of investment property	-	582,147	-	-	-

Net income	$1,174,659	1,726,730	1,258,738	1,277,365	1,269,375

Net income (loss) per the one General Partner Unit	$(3,827)	16	(4,297)	(4,316)	(4,316)

Net income allocated per Limited Partnership Unit (b)	$23.52	34.47	25.21	25.58	25.43

Distributions to Limited Partners	$3,871,221	1,653,427	1,653,426	1,653,426	1,703,419

Distributions per Limited Partnership Unit (b)	$77.28	33.01	33.01	33.01	34.00

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

Liquidity and Capital Resources

On August 4, 1988, the Partnership commenced an Offering of 50,000 (subject to increase to 80,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 4, 1990, with total sales of 50,647.14 Units at $500 per Unit, resulting in gross offering proceeds of $25,323,569, not including the General Partner's contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Partnership acquired five properties utilizing $21,224,542 of capital proceeds collected. On January 8, 1991, the Partnership sold one of its properties, The Wholesale Club. On November 30, 1999, the Partnership sold another of its properties, Eurofresh Plaza. As of December 31, 2000, cumulative distributions to Limited Partners totaled $26,814,390; of which $4,395,565 represents proceeds from the sale of The Wholesale Club, $2,392,818 represents proceeds from the sale of Eurofresh Plaza and $20,026,007 represents distributable cash flow from the properties. The Partnership repurchased 551.64 Units for $260,285 from various Limited Partners through the Unit Repurchase Program. There are no funds remaining for the repurchase of Units through this program.

As of December 31, 2000, the Partnership had cash and cash equivalents of $1,413,462 which includes approximately $406,000 held in an unrestricted escrow account for the payment of real estate taxes for Colonial Manor Living Center. The Partnership intends to use such remaining funds for distributions and for working capital requirements.

The properties owned by the Partnership are generating cash flow in excess of the 8% annualized distributions to the Limited Partners (paid monthly), in addition to covering all the operating expenses of the Partnership. As of December 31, 2000, the Partnership has made cumulative distributions of $253,868 in addition to the 8% annualized return to the Limited Partners from excess cash flow. To the extent that the cash flow from the properties is insufficient to meet the Partnership's needs, the Partnership may rely on advances from Affiliates of the General Partner, other short-term financing, or may sell one or more of the properties.

Results of Operations

At December 31, 2000, the Partnership owns three operating properties. Two of the Partnership's three operating properties, Scandinavian Health Spa and Colonial Manor Living Center, are leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant. The lease of the other property owned by the Partnership, K mart provides that the Partnership be responsible for maintenance of the structure and the parking lot and the tenant is required to reimburse the Partnership for portions of insurance, real estate taxes and common area maintenance. The Partnership sold one of its properties, The Wholesale Club, on January 8, 1991. The Partnership sold another of its properties, Eurofresh Plaza, on November 30, 1999.

Rental income decreased for the year ended December 31, 2000, as compared to the year ended December 31, 1999, due to the sale of Eurofresh Plaza. Rental income decreased for the year ended December 31, 1999, as compared to the year ended December 31, 1998, due to a decrease in occupancy at Eurofresh Plaza, as well as for the year ended December 31, 1999, only 11 months of Eurofresh Plaza rental income was received due to the sale of Eurofresh Plaza on November 30, 1999.

Interest income increased for the year ended December 31, 2000, as compared to the year ended December 31, 1999, due to the proceeds from the sale of Eurofresh in November 1999 being held until February 2000 before distribution.

Other income increased for the year ended December 31, 1999, as compared to the year ended December 31, 2000 and 1998, due to an increase in percentage rents from the K Mart store.

Professional services to Affiliates increased for the year ended December 31, 2000 as compared to the year ended December 31, 1999, due to an increase in accounting services. Professional services to Affiliates decreased for the year ended December 31, 1999, as compared to the year ended December 31, 1998, due to a decrease in accounting services, which was partially offset by an increase in legal services. Professional services to non-affiliates decreased for the year ended December 31, 2000 as compared to the year ended December 31, 1999, due to a decrease in legal services. Professional services to non-affiliates increased for the year ended December 31, 1999, as compared to the year ended December 31, 1998, due to increases in legal services and accounting fees.

General and administrative expenses to Affiliates increased for the years ended December 31, 2000 and 1999, as compared to the year ended December 31, 1998, due to increases in investor services and data processing expenses. General and administrative expenses to non-affiliates increased for the years ended December 31, 2000 and 1999, as compared to the year ended December 31, 1998, due to an increase in state tax expenses.

Property operating expenses to Affiliates and non-affiliates decreased for the year ended December 31, 2000, as compared to the year ended December 31, 1999, due to the sale of Eurofresh Plaza. Property operating expenses to non-affiliates for the year ended December 31, 1999 remained comparable to the year ended December 31, 1998, due to offsetting fluctuations in expenses. An increase in snow removal costs was offset by only 11 months of operations for Eurofresh Plaza versus 12 months of operations in 1998.

Selected Quarterly Financial Data (unaudited)

The following represents the results of operations for each quarter during the years ended December 31, 2000 and 1999.

	2000
	12/31	09/30	06/30	03/31
Total income	$435,566	457,977	430,220	444,006
Net operating income	269,584	325,566	298,846	280,663

Net operating income per common share, basic and diluted:	5.38	6.50	5.97	5.60

	1999
	12/31	09/30	06/30	03/31
Total income	$474,488	535,119	446,859	525,836
Net operating income	335,043	348,837	206,107	254,596

Net operating income per common share, basic and diluted:	6.69	6.96	4.11	5.08

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

INDEPENDENT AUDITORS' REPORT

To the Partners of

Inland Monthly Income Fund II, L.P.

We have audited the accompanying balance sheets of Inland Monthly Income Fund II, L.P. (a limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(c). These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Inland Monthly Income Fund II, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United State of America. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Chicago, Illinois

February 2, 2001

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Balance Sheets

December 31, 2000 and 1999

Assets

	2000	1999
Current assets:
Cash and cash equivalents (Note 1)	$1,413,462	3,665,630
Accounts and rents receivable	4,094	10,406
Other assets	167	167

Total current assets	1,417,723	3,676,203

Investment properties (including acquisition fees paid to Affiliates of $1,250,037 at December 31, 2000 and 1999) (Notes 1, 3 and 4):
Land	3,187,438	3,187,438
Buildings and improvements	12,423,443	12,423,443

	15,610,881	15,610,881
Less accumulated depreciation	4,428,736	4,046,018

Net investment properties	11,182,145	11,564,863

Other assets:
Deferred leasing fees to Affiliates (net of accumulated amortization of $178,812 and $161,097at December 31, 2000 and 1999, respectively) (Notes 1 and 3)	48,920	66,635
Deferred rent receivable (Notes 1 and 5)	137,812	222,021

Total other assets	186,732	288,656

Total assets	$12,786,600	15,529,722

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Balance Sheets
(continued)

December 31, 2000 and 1999

Liabilities and Partners' Capital
	2000	1999

Current liabilities:
Accounts payable	$39,045	22,749
Distributions payable (Note 6)	123,832	140,427
Due to Affiliates (Note 3)	6,839	878
Deposits held for others	406,637	458,859

Total current liabilities	576,353	622,913

Commission payable to Affiliate (Note 3)	132,000	132,000

Total liabilities	708,353	754,913

Partners' capital (Notes 1, 2 and 3):
General Partner:
Capital contribution	500	500
Cumulative net income	56,166	59,993

	56,666	60,493
Limited Partners:
Units of $500. Authorized 80,000 Units, 50,095.50 Units outstanding (net of offering costs of $3,148,734, of which $653,165 was paid to Affiliates)	21,916,510	21,916,510
Cumulative net income	16,919,461	15,740,975
Cumulative distributions	(26,814,390)	(22,943,169)

	12,021,581	14,714,316

Total Partners' capital	12,078,247	14,774,809

Total liabilities and Partners' capital	$12,786,600	15,529,722

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Statements of Operations

For the years ended December 31, 2000, 1999 and 1998

	2000	1999	1998
Income:
Rental income (Notes 1, 4 and 5)	$1,685,876	1,790,247	1,897,476
Additional rental income	5,684	122,453	113,886
Interest income	62,899	40,945	40,280
Other income	13,310	28,657	19,771

	1,767,769	1,982,302	2,071,413
Expenses:
Professional services to Affiliates	22,557	8,128	12,485
Professional services to non-affiliates	31,210	38,275	27,258
General and administrative expenses to Affiliates	37,058	31,984	23,447
General and administrative expenses to non-affiliates	34,294	20,484	12,591
Property operating expenses to Affiliates	20,516	33,762	32,041
Property operating expenses to non-affiliates	47,042	257,490	257,015
Depreciation	382,718	429,504	429,745
Amortization	17,715	18,092	18,093

	593,110	837,719	812,675

Net income from operations	$1,174,659	1,144,583	1,258,738
Gain on sale of investment property (Note 4)	-	582,147	-

Net income	$1,174,659	1,726,730	1,258,738

Net income (loss) allocated to (Note 2):
General Partner	$(3,827)	16	(4,297)
Limited Partners	1,178,486	1,726,714	1,263,035

Net income	$1,174,659	1,726,730	1,258,738

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Statements of Operations

For the years ended December 31, 2000, 1999 and 1998

	2000	1999	1998
Net income (loss) allocated to the one General Partner Unit:
Net loss from operations	$(3,827)	(4,295)	(4,297)
Gain on sale of investment property	-	4,311	-

	$(3,827)	16	(4,297)

Net income per Unit allocated to Limited Partners per weighted average Limited Partnership Units of 50,095.50:
Net income from operations	$23.52	22.93	25.21
Gain on sale of investment property	-	11.54	-

	$23.52	34.47	25.21

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Statements of Partners' Capital

For the years ended December 31, 2000, 1999 and 1998

	General	Limited
	Partner	Partners	Total

Balance January 1, 1998	$64,774	15,031,420	15,096,194

Net income (loss)	(4,297)	1,263,035	1,258,738
Distributions ($33.01 per weighted average of Limited Partnership Units of 50,095.50)	-	(1,653,426)	(1,653,426)

Balance December 31, 1998	60,477	14,641,029	14,701,506

Net income (loss)	16	1,726,714	1,726,730
Distributions ($33.01 per weighted average of Limited Partnership Units of 50,095.50)	-	(1,653,427)	(1,653,427)

Balance December 31, 1999	60,493	14,714,316	14,774,809

Net income (loss)	(3,827)	1,178,486	1,174,659
Distributions ($77.28 per weighted average of Limited Partnership Units of 50,095.50)	-	(3,871,221)	(3,871,221)

Balance December 31, 2000	$56,666	12,021,581	12,078,247

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Statements of Cash Flows

For the years ended December 31, 2000, 1999 and 1998

	2000	1999	1998
Cash flows from operating activities:
Net income	$1,174,659	1,726,730	1,258,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	382,718	429,504	429,745
Amortization	17,715	18,092	18,093
Gain on sale of investment property	-	(582,147)	-
Changes in assets and liabilities:
Accounts and rents receivable	6,312	152,152	8,246
Other assets	-	1,708	186
Deferred rent receivable	84,209	80,398	48,552
Accounts payable	16,296	19,742	299
Accrued real estate taxes	-	(185,785)	(2,944)
Due to Affiliates	5,961	406	(1,176)
Other current liabilities	-	-	(26,925)

Net cash provided by operating activities	1,687,870	1,660,800	1,732,814

Cash flows from investing activities:
Capital expenditures	-	(43,559)	(143,627)
Proceeds from sale of investment property	-	2,539,690	-

Net cash provided by (used in) investing activities	-	2,496,131	(143,627)

Cash flows from financing activities:
Deposits held for others	(52,222)	656	73,755
Cash distributions	(3,887,816)	(1,653,427)	(1,653,426)

Net cash used in financing activities	(3,940,038)	(1,652,771)	(1,579,671)

Net increase (decrease) in cash and cash equivalents	(2,252,168)	2,504,160	9,516

Cash and cash equivalents at beginning of year	3,665,630	1,161,470	1,151,954

Cash and cash equivalents at end of year	$1,413,462	3,665,630	1,161,470

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Statements of Cash Flows
(continued)

For the years ended December 31, 2000, 1999 and 1998

Supplemental disclosure of non-cash investing activities:

	2000	1999	1998

Sale of investment property:
Reduction of investment in property	$-	2,388,639	-
Reduction of accumulated depreciation related to investment property sold	-	(431,096)	-
Gain on sale	-	582,147	-

Proceeds from sale of investment property	$-	2,539,690	-

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Notes to Financial Statements

For the years ended December 31, 2000, 1999 and 1998

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Offering costs have been offset against the Limited Partners' capital accounts.

Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the properties estimated fair value. As of December 31, 2000 and 1999, the Partnership has not recognized any such impairment.

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

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates market. For the years ended December 31, 2000 and 1999, included in cash and cash equivalents is approximately $406,000 and $458,900, respectively, held in an unrestricted escrow account for the payment of real estate taxes for Colonial Manor Living Center.

No provision for Federal income taxes has been made, as the liability for such taxes is that of the Partners rather than the Partnership.

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

2000 1999
	GAAP	Tax Basis	GAAP	Tax Basis
	Basis	(unaudited)	Basis	(unaudited)

Total assets	$12,786,600	15,935,334	15,529,722	18,678,455

Partners' capital:
General Partner	56,666	3,879	60,493	7,709
Limited Partners	12,021,581	15,223,102	14,714,316	17,915,833

Net income (loss):
General Partner	(3,827)	(3,831)	16	8
Limited Partners	1,178,486	1,178,490	1,726,714	1,786,557

Net income per Limited Partnership Unit	23.52	23.52	34.47	35.66

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

Effective January 1, 2001, the Partnerships adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and 138. This statement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. It also provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in fair value of the hedged asset or liability attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. The net impact of the adoption of SFAS No. 133 has no effect on the Partnership's financial statements.

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
  Remaining gain shall be allocated to all Partners in the aggregate of and in proportion to, the negative balances in their capital accounts.
  Such gain shall then be allocated to the Limited Partners until every Limited Partner's capital account equals their Invested Capital.
  The balance, if any, shall be allocated as follows:
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

(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $6,839 and $878 was unpaid as of December 31, 2000 and 1999, respectively.

An Affiliate of the General Partner earned Property Management Fees of $20,516, $33,762, and $32,041 for the years ended December 31, 2000, 1999, and 1998, respectively, in connection with managing the Partnership's properties. Such fees are included in property operating expenses to Affiliates, all of which have been paid as of December 31, 2000.

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

Notes to Financial Statements
(continued)

(4) Investment Properties

Colonial Manor Living Center, LaGrange, Illinois

On June 7, 1989, the Partnership took title to this property, which an Affiliate of the General Partner purchased on behalf of the Partnership from an unaffiliated third party for $6,787,232. The property consists of a 107,867 square-foot living center located in LaGrange, Illinois. The total cost of this property to the Partnership was $7,521,881, which includes acquisition fees of $601,675 and acquisition costs of $132,974. The center is currently 100% leased to Elite Care Corporation. The lease is a triple-net lease and expires January 2001. In January 2000, the lessee exercised its rights and extended the lease term for a period of five years through January 2006. The tenant has the right to extend the lease for an additional five-year term. The rent per annum is $948,579 and adjusts annually. In 1992, the current operator of this facility negotiated with a new operator to sublease the facility. The General Partner approved the transaction with no significant changes to the terms of the lease.

Scandinavian Health Spa, Inc., Broadview Heights, Ohio

On October 19, 1988, the Partnership took title to this property, which an Affiliate of the General Partner purchased on behalf of the Partnership from an unaffiliated third party for $2,760,000. The property consists of a 26,040 net rentable square-foot, two-story masonry building including a pool, whirlpool, two saunas, suspended running track, two racquet ball courts, extensive locker room areas, a nursery and offices. The total cost of this property to the Partnership was $3,016,527, which includes acquisition fees of $241,500 and acquisition costs of $15,027. The lease expires in December 2004 and the tenant has the option to extend the lease for two additional five-year periods. The tenant has leased 100% of the rentable space on a triple-net basis for a current monthly amount of $29,925.

K mart Retail Store, Chandler, Arizona

On December 29, 1989, the Partnership took title to this property, which an Affiliate of the General Partner purchased on behalf of the Partnership from an unaffiliated third party for $4,568,000. The property consists of an 84,146 square-foot retail building. The total cost of this property to the Partnership was $5,072,473, which includes acquisition fees of $406,862 and related acquisition costs of $97,611. The tenant has a lease for 100% of the rentable space on a net basis and is responsible for payment of the real estate taxes, insurance and all utilities. The Partnership will be responsible for maintenance of the structure and the parking lot. The lease requires a base rent of $452,000 per annum and additional rent equal to 1% of gross sales in excess of $14,000,000. The lease expires in July 2013 and the tenant has the option to extend the lease for four additional five-year periods.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

Eurofresh Plaza, Palatine, Illinois

On December 31, 1990, the Partnership took title to this property from an unaffiliated third party for $2,000,000. The property consisted of two buildings aggregating 52,475 square feet. One of the buildings was a food store and the other was a multi-tenant building containing twelve commercial units. The total initial cost of this property to the Partnership was $2,186,383, which included acquisition fees of $180,645 and related acquisition costs of $5,738. On November 30, 1999, the Partnership sold Eurofresh Plaza to an unaffiliated third party for $2,400,000. The gain on sale recorded by the Partnership for this property was $582,147.

Cost and accumulated depreciation of the above properties as of December 31, are summarized as follows:

	2000	1999
Health and Racquet Club:
Cost	$3,016,527	3,016,527
Less accumulated depreciation	884,409	812,211

	2,132,118	2,204,316
Retail Store:
Cost	5,072,473	5,072,473
Less accumulated depreciation	1,164,502	1,059,434

	3,907,971	4,013,039
Living Center:
Cost	7,521,881	7,521,881
Less accumulated depreciation	2,379,825	2,174,373

	5,142,056	5,347,508

Total	$11,182,145	11,564,863

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(5) Operating Leases

Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the straight-line basis. The accompanying financial statements include decreases of $84,209, $80,398, and $48,552 in 2000, 1999, and 1998, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $137,812 and $222,021 in related deferred rent receivable as of December 31, 2000 and1999, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made.

Minimum lease payments to be received in the future from operating leases are as follows:

2001	$1,781,233
2002	1,804,752
2003	1,828,270
2004	1,851,789
2005	1,516,213
Thereafter	3,478,848

Total	$12,261,105

The Partnership currently has significant net operating leases with Elite Care Corporation ("Elite"), K Mart Corporation ("K mart") and Scandinavian Health Spa, Inc. ("SHS"). Revenues from the Elite lease for the Colonial Manor Nursing Home, the K mart lease for the K mart store and the SHS lease for the Scandinavian Health Spa represents approximately 52%, 27%, and 21%, respectively, of the Partnership's income for the year ended December 31, 2000, approximately 44%, 24% and 18%, respectively, of the Partnership's income for the year ended December 31, 1999, and approximately 42%, 22% and 17%, respectively, of the Partnership's income for the year ended December 31, 1998.

(6) Subsequent Events

On January 10, 2001, the Partnership paid a distribution of $123,832 to the Limited Partners.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2000

Initial Cost to Partnership (A)	Gross amount at which carried at end of period (B)

		Building and	Costs Capitalized Subsequent to	Land and	Buildings and	Total	Accumulated Depreciation	Date Con-stru-	Date	Life on which Depreciation in latest statement of Operations
	Land	improvements	acquisition	improvements	improvements	(C)	(D)	cted	Acq	is computed

Health & Racquet Club:
Scandinavian Health Spa, Inc.
Broadview Hts., OH	$850,609	2,165,039	879	850,609	2,165,918	3,016,527	884,409	1984	10/19/1988	30 years

Nursing Home Facility:
Colonial Manor
LaGrange, IL	416,390	7,105,491	-	416,390	7,105,491	7,521,881	2,379,825	1924	06/071989	40 years

Retail Store:
K mart
Chandler, AZ	1,920,439	3,152,034	-	1,920,439	3,152,034	5,072,473	1,164,502	1986	12/291989	30 years

Totals	$3,187,438	12,422,564	879	3,187,438	12,423,443	15,610,881	4,428,736

Notes:

  The initial cost to the Partnership represents the original purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
  The aggregate cost of real estate owned at December 31, 2000 for Federal income tax purposes was approximately $11,182,000 (unaudited.)
  Reconciliation of real estate owned:

	2000	1999	1998
Balance at beginning of year	$15,610,881	17,955,961	17,812,334
Capital expenditures	-	43,559	143,627
Disposals	-	(2,388,639)	-

Balance at end of year	$15,610,881	15,610,881	17,955,961

  Reconciliation of accumulated depreciation:

Balance at beginning of year	$4,046,018	4,047,610	3,617,865
Depreciation expense	-	429,504	429,745
Disposals	382,718	(431,096)	-

Balance at end of year	$4,428,736	4,046,018	4,047,610

Item 9. Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure matters during 2000.

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

Officers and Directors

The officers, directors, and key employees of The Inland Group, Inc. and its Affiliates ("Inland") that are likely to provide services to the Partnership are as follows:

Functional Title

Daniel L. Goodwin	Chairman and Chief Executive Officer
Robert H. Baum	Executive Vice President-General Counsel
G. Joseph Cosenza	Senior Vice President-Acquisitions
Robert D. Parks	Senior Vice President-Investments
Brenda G. Gujral	President and Chief Operating Officer-IREIC
Catherine L. Lynch	Treasurer
Roberta S. Matlin	Assistant Vice President-Investments
Patricia A. DelRosso	Vice President-Asset Management
Kelly Tucek	Assistant Vice President-Partnership Accounting

    DANIEL L. GOODWIN (age 57) is Chairman of the Board of Directors of The Inland Group, Inc., a billion-dollar real estate and financial organization located in Oak Brook, Illinois. Among Inland's subsidiaries is the largest property management firm in Illinois and one of the largest commercial real estate and mortgage banking firms in the Midwest.

Mr. Goodwin has served as Director of the Avenue Bank of Oak Park and as a director of the Continental Bank of Oakbrook Terrace. He was Chairman of the Bank Holding Company of American National Bank of DuPage. Currently he is the Chairman of the Board of Inland Mortgage Corporation.

Mr. Goodwin has been in the housing industry for more than 30 years, and has demonstrated a lifelong interest in housing-related issues. He is a licensed real estate broker and a member of the National Association of Realtors, the Illinois Association of Realtors and the Northern Illinois Commercial Association of Realtors. He has developed thousands of housing units in the Midwest, New England, Florida, and the Southwest. He is also the author of a nationally recognized real estate reference book for the management of residential properties.

Mr. Goodwin has served on the Board of the Illinois State Affordable Housing Trust Fund for six years and was recently appointed to serve once again by Governor George Ryan. He is an advisor for the Office of Housing Coordination Services of the State of Illinois, and a member of the Seniors Housing Committee of the National Multi-Housing Council. He was appointed Chairman of the Housing Production Committee for the Illinois State Affordable Housing Conference by former Governor Edgar. He also served as a member of the Cook County Commissioner's Economic Housing Development Committee, and he was the Chairman of the DuPage County Affordable Housing Task Force. The 1992 Catholic Charities Award was presented to Mr. Goodwin for his work in addressing affordable housing needs. The City of Hope designated him as the Man of the Year for the Illinois construction industry. In 1989, the Chicago Metropolitan Coalition on Aging presented Mr. Goodwin with an award in recognition of his efforts in making housing more affordable to Chicago's Senior Citizens. On May 4, 1995, PADS, Inc. (Public Action to Deliver Shelter) presented Mr. Goodwin with the affordable housing award, recognizing The Inland Group as the leading corporate provider of transitional housing for the homeless people of DuPage County. Mr. Goodwin also serves as Chairman of New Directions Housing Corporation, which provides affordable housing in the Midwest.

Mr. Goodwin is a product of Chicago-area schools, and obtained his Bachelor's and Master's Degrees from Illinois Universities. Following graduation, he taught for five years in the Chicago Public Schools. His commitment to education has continued through his work with the BBF Family Services' Pilot Elementary School in Chicago, and the development of the Inland Vocational Training Center for the Handicapped located at Little City in Palatine, Illinois. He personally established an endowment which funds a perpetual scholarship program for inner-city disadvantaged youth. In 1990 he received the Northeastern Illinois University President's Meritorious Service Award. Mr. Goodwin holds a Master's Degree in Education and in 1986, he was awarded an Honorary Doctorate from Northeastern Illinois University College of Education. More than 12 years ago, under Mr. Goodwin's direction, Inland instituted a program to educate disabled students about the workplace. Most of those original students are employed at Inland today, and Inland continues as one of the largest employers of the disabled in DuPage County. Mr. Goodwin has served as a member of the Board of Governors of Illinois State Colleges and Universities, and he is currently Vice Chairman of the Board of Trustees of Benedictine University. Since January 1996, he has been Chairman of the Northeastern Illinois University Board of Trustees.

In 1988 Mr. Goodwin received the Outstanding Business Leader Award from the Oak Brook Jaycees and in March 1994 he won the Excellence in Business Award from the DuPage Area Association of Business and Industry. Additionally, he was honored by Little Friends on May 17, 1995 for rescuing their Parent-Handicapped Infant Program. He was the recipient of the 1995 March of Dimes Life Achievement Award and was recognized as the 1998 Corporate Leader of the Year by the Oak Brook Area Association of Commerce and Industry. The Ray Graham Association for People with Disabilities honored Mr. Goodwin as the 1999 Employer of the Year. Also, in 1999, the YWCA DuPage District bestowed the Corporate Recognition Award for Inland's policies and practices that demonstrate a commitment to the advancement of women in the workplace. For many years, he has been Chairman of the National Football League Players Association Mackey Awards for the benefit of inner-city youth and he served as the recent Chairman of the Speakers Club of the Illinois House of Representatives.

    ROBERT H. BAUM (age 56) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Baum is Vice Chairman and Executive Vice President-General Counsel of The Inland Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group, Inc. and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois and is a licensed real estate broker. He has served as a director of American National Bank of DuPage and currently serves as a director of Westbank. Mr. Baum also is a member of the Governing Council of Wellness House, a charitable organization that provides educational and emotional support for cancer patients and their families.

    G. JOSEPH COSENZA (age 56) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Cosenza is a Director and Vice Chairman of The Inland Group, Inc. and oversees, coordinates and directs Inland's many enterprises. In addition, Mr. Cosenza immediately supervises a staff of ten persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods. He has directly overseen the purchase of close to $4 billion of income producing real estate from 1968 to the present.

Mr. Cosenza received his B.A. Degree from Northeastern Illinois University and his M.S. Degree from Northern Illinois University. From 1967 to 1968, he taught in the LaGrange, Illinois School District and from 1968 to 1972, he served as Assistant Principal and taught in the Wheeling, Illinois School District. Mr. Cosenza has been a licensed real estate broker since 1968 and an active member of various national and local real estate associations, including the National Association of Realtors and the Urban Land Institute.

Mr. Cosenza has also been Chairman of the Board of American National Bank of DuPage, and has served on the Board of Directors of Continental Bank of Oakbrook Terrace. He was the Chairman and is presently a Director on the Board of Westbank in Westchester, Hillside and Lombard, Illinois.

    ROBERT D. PARKS (age 57) is a Director of The Inland Group, Inc. and one of its four original principals; Chairman of Inland Real Estate Investment Corporation and Director of Inland Securities Corporation. Mr. Parks was President, Chief Executive Officer, Chief Operating Officer and a Director of Inland Real Estate Corporation from October 1994 to July 2000. He is still Chairman of Inland Real Estate Corporation. He is Chairman, Chief Executive Officer and Affiliated Director of Inland Retail Real Estate Trust, Inc.

Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for Inland Real Estate Investment Corporation. He oversees and coordinates the marketing of all investments and investor relations.

Prior to joining Inland, Mr. Parks taught in Chicago's public schools. He received his B.A. Degree from Northeastern Illinois University and his M.A. Degree from the University of Chicago. He is a registered Direct Participation Program Limited Principal with the National Association of Securities Dealers. He is a member of the Real Estate Investment Association, the Financial Planning Association, the Foundation for Financial Planning as well as a member of the National Association of Real Estate Investment Trusts (NAREIT).

    BRENDA G. GUJRAL (age 59) is President and Chief Operating Officer of Inland Real Estate Investment Corporation (IREIC). She is also President and Chief Operating Officer of Inland Securities Corporation (ISC), a member firm of the National Association of Securities Dealers (NASD).

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

Mrs. Gujral began her career with Inland in 1977, becoming an officer in 1982. Prior to joining Inland, she worked for the Land Use Planning Commission establishing an office in Portland, Oregon, to implement land use legislation for that state.

    CATHERINE L. LYNCH (age 42) joined Inland in 1989 and is the Treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the Corporate Accounting Department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG Peat Marwick since 1980. She received her B.S. Degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

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

    KELLY TUCEK (age 38) joined Inland in 1989 and is an Assistant Vice President of Inland Real Estate Investment Corporation. As of August 1996, Ms. Tucek is responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

Item 11. Executive Compensation

The General Partner is entitled to receive a share of cash distributions when a Preferential Return of 10% of Cash Available for Distribution has been made to the Limited Partners, and a share of profits or losses as described under the caption "Cash Distributions" at page 42 and "Allocation of Profits and Losses" at pages 41 and 42 of the Prospectus, and at pages A-6 to A-10 of the Partnership Agreement, included as an exhibit to the Prospectus, which is incorporated herein by reference. Reference is also made to Note 2 of the Notes to Financial Statements (Item 8 of this Annual Report) for a description of such distributions and allocations for 2000.

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

The General Partner of the Partnership and its Affiliates may be reimbursed for their expenses or out-of-pocket expenses relating to administration of the Partnership and salaries and direct expenses of employees of the General Partner and its Affiliates for the administration of the Partnership. Such costs for 2000 were $59,615, of which $6,839 was unpaid as of December 31, 2000. During 2000, Affiliates of the General Partner earned $20,516 in management fees in connection with managing the Partnership's properties, all of which is paid as of December 31, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Units of the Partnership.
  The officers and directors of the General Partner of the Partnership own as a group the following Units of the Partnership:

Amount and Nature
	of Beneficial	Percent
Title of Class	Ownership	of Class

Limited Partnership Units	70 Units directly	Less than 1/2%

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
  Exhibits. The following exhibits are incorporated herein by reference:

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

  Financial Statement Schedules.

  Financial statement schedules for the years ended December 31, 2000, 1999, and 1998 are submitted herewith:

Page

Real Estate and Accumulated Depreciation (Schedule III)	28

  All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

  Reports on Form 8-K.

None.

No Annual Report or proxy material for the year 2000 has been sent to the Partners of the Partnership. An Annual Report will be sent to the Partners subsequent to this filing and the Partnership will furnish copies of such report to the Commission when it is sent to the Partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND'S MONTHLY INCOME FUND II, L.P.
Inland Real Estate Investment Corporation
General Partner

/s/	Robert D. Parks

By:	Robert D. Parks
Chairman of the Board and Chief Executive Officer
Date:	March 26, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	Inland Real Estate Investment Corporation
General Partner

/s/	Robert D. Parks

By:	Robert D. Parks
Chairman of the Board and Chief Executive Officer
Date:	March 26, 2001

/s/	Patricia A. DelRosso

By:	Patricia A. DelRosso
Senior Vice President
Date:	March 26, 2001

/s/	Kelly Tucek

By:	Kelly Tucek
Principal Financial Officer and Principal Accounting Officer
Date:	March 26, 2001

/s/	Daniel L. Goodwin

By:	Daniel L. Goodwin
Director
Date:	March 26, 2001

/s/	Robert H. Baum

By:	Robert H. Baum
Director
Date:	March 26, 2001