Form 10-Q
period 2001-03-31
INLAND MONTHLY INCOME FUND II L P
filed 2001-05-15
CIK 835322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2001

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

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Balance Sheets

March 31, 2001 and December 31, 2000
(unaudited)

Assets
	2001	2000

Current assets:
Cash and cash equivalents	$1,231,823	1,413,462
Accounts and rents receivable	84,846	4,094
Other assets	72	167

Total current assets	1,316,741	1,417,723

Investment properties (including acquisition fees paid to Affiliates of $1,250,037 at December 31, 2001 and 2000):
Land	3,187,438	3,187,438
Buildings and improvements	12,423,443	12,423,443

	15,610,881	15,610,881
Less accumulated depreciation	4,524,415	4,428,736

Net investment properties	11,086,466	11,182,145

Other assets:
Deferred leasing fees to Affiliates (net of accumulated amortization of $180,325 and $178,812 at March 31, 2001 and December 31, 2000, respectively)	47,407	48,920
Deferred rent receivable (Note 2)	137,812	137,812

Total other assets	185,219	186,732

Total assets	$12,588,426	12,786,600

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Balance Sheets
(continued)

March 31, 2001 and December 31, 2000
(unaudited)

Liabilities and Partners' Capital

	2001	2000

Current liabilities:
Accounts payable	$6,421	39,045
Distributions payable (Note 4)	124,169	123,832
Due to Affiliates (Note 3)	2,091	6,839
Deposits held for others	290,090	406,637

Total current liabilities	422,771	576,353

Commission payable to Affiliate (Note 3)	132,000	132,000

Total liabilities	554,771	708,353

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	55,209	56,166

	55,709	56,666
Limited Partners:
Units of $500. Authorized 80,000 Units, 50,095.50 Units outstanding (net of offering costs of $3,148,734, of which $653,165 was paid to Affiliates)	21,916,510	21,916,510
Cumulative net income	17,236,128	16,919,461
Cumulative distributions	(27,174,692)	(26,814,390)

	11,977,946	12,021,581

Total Partners' capital	12,033,655	12,078,247

Total liabilities and Partners' capital	$12,588,426	12,786,600

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Statements of Operations

For the three months ended March 31, 2001 and 2000
(unaudited)
	2001	2000
Income:
Rental income (Note 2)	$443,838	418,458
Additional rental income	2,260	-
Interest income	11,358	25,548
Other income	109	-

	457,565	444,006
Expenses:
Professional services to Affiliates	6,336	6,486
Professional services to non-affiliates	16,253	20,337
General and administrative expenses to Affiliates	7,996	9,689
General and administrative expenses to non-affiliates	7,570	18,578
Property operating expenses to Affiliates	4,144	4,992
Property operating expenses to non-affiliates	2,364	3,059
Depreciation	95,679	95,679
Amortization	1,513	4,523

	141,855	163,343

Net income	$315,710	280,663

Net income (loss) allocated to:
General Partner	$(957)	(957)
Limited Partners	316,667	281,620

Net income	$315,710	280,663

Net loss allocated to the one General Partner Unit:	$(957)	(957)

Net income per Unit allocated to Limited Partners per weighted average Limited Partnership Units of 50,095.50	$6.32	5.62

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Statements of Cash Flows

For three months ended March 31, 2001 and 2000
(unaudited)
	2001	2000

Cash flows from operating activities:
Net income	$315,710	280,663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	95,679	95,679
Amortization	1,513	4,523
Changes in assets and liabilities:
Accounts and rents receivable	(80,752)	9,092
Other assets	95	95
Deferred rent receivable	-	19,827
Accounts payable	(32,624)	34,343
Due to Affiliates	(4,748)	9,971

Net cash provided by operating activities	294,873	454,193

Cash flows from financing activities:
Deposits held for others	(116,547)	(114,356)
Cash distributions	(359,965)	(2,789,129)

Net cash used in financing activities	(476,512)	(2,903,485)

Net decrease in cash and cash equivalents	(181,639)	(2,449,292)
Cash and cash equivalents at beginning of period	1,413,462	3,665,630

Cash and cash equivalents at end of period	$1,231,823	1,216,338

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Notes to Financial Statements

March 31, 2001
(unaudited)

Readers of this Quarterly Report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 2000, which are included in the Partnership's 2000 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.

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

(2)  Deferred Rent Receivable

Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the straight-line basis. The accompanying financial statements include decreases of $0 and $19,827 for the three months ended March 31, 2001 and 2000, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $137,812 in related deferred rent receivable as of March 31, 2001 and December 31, 2000. These amounts will be collected over the terms of the related leases as scheduled rent payments are made.

Elite, the tenant of the Colonial Manor Nursing Home, failed to make the deferred rental payment, which was due on February 1, 2001. The General Partner and Elite are discussing a possible rent reduction requested by Elite. Elite's request includes an initial rent concession, a partial reduction of the guaranty and an agreement to pay the deferred rent which is owed.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

March 31, 2001
(unaudited)

(3)   Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $2,091 and $6,839 was unpaid as of March 31, 2001 and December 31, 2000, respectively.

An Affiliate of the General Partner earned Property Management Fees of $4,144 and $4,992 for the three months ended March 31, 2001 and 2000, respectively, in connection with managing the Partnership's properties. Such fees are included in property operating expenses to Affiliates, all of which was paid as of March 31, 2001.

In connection with the sale of The Wholesale Club on January 8, 1991, the Partnership recorded $132,000 of sales commission payable to an Affiliate of the General Partner. Such commission has been deferred until the Limited Partners receive their Original Capital plus a return as specified in the Partnership Agreement.

(4)  Subsequent Events

During April 2001, the Partnership paid a distribution of $124,169 to the Limited Partners.

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

Liquidity and Capital Resources

On August 4, 1988, the Partnership commenced an Offering of 50,000 (subject to increase to 80,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 4, 1990, with total sales of 50,647.14 Units at $500 per Unit, resulting in gross offering proceeds of $25,323,569, not including the General Partner's contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Partnership has acquired five properties utilizing $21,224,542 of capital proceeds collected. On January 8, 1991, the Partnership sold one of its properties, The Wholesale Club. On November 30, 1999, the Partnership sold another of its properties, Eurofresh Plaza. As of March 31, 2001, cumulative distributions to Limited Partners totaled $27,174,692, of which $4,395,565 represents proceeds from the sale of The Wholesale Club, $2,392,818 represents proceeds from the sale of Eurofresh Plaza, and $20,386,309 represents distributable cash flow from the properties. The Partnership repurchased 551.64 Units for $260,285 from various Limited Partners through the Unit Repurchase Program. There are no funds remaining for the repurchase of Units through this program.

As of March 31, 2001, the Partnership had cash and cash equivalents of approximately $1,232,000 which includes approximately $290,000 held in an unrestricted escrow account for the payment of real estate taxes for Colonial Manor Living Center. The Partnership intends to use such remaining funds for property upgrades, distributions and for other working capital requirements.

The properties owned by the Partnership are generating cash flow in excess of the 8% annualized distributions to the Limited Partners (paid monthly), in addition to covering all the operating expenses of the Partnership. As of March 31, 2001, the Partnership has made cumulative distributions of $253,868 in addition to the 8% annualized return to the Limited Partners from excess cash flow. To the extent that the cash flow from the properties is insufficient to meet the Partnership's needs, the Partnership may rely on advances from Affiliates of the General Partner, other short-term financing, or may sell one or more of the properties.

Results of Operations

At March 31, 2001, the Partnership owns three operating properties. Two of the Partnership's three operating properties, Scandinavian Health Spa and Colonial Manor Living Center, are leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant. The lease of the other property owned by the Partnership, K mart, provides that the Partnership be responsible for maintenance of the structure and the parking lot and the tenant is required to reimburse the Partnership for portions of insurance, real estate taxes and common area maintenance.

Rental income increased for the three months ended March 31, 2001, as compared to the three months ended March 31, 2001, due to the increased rental amounts received on the Colonial Manor Living Center.

Elite, the tenant of the Colonial Manor Nursing Home, failed to make the deferred rental payment, which was due on February 1, 2001. The General Partner and Elite are discussing a possible rent reduction requested by Elite. Elite's request includes an initial rent concession, a partial reduction of the guaranty and an agreement to pay the deferred rent which is owed.

Interest income decreased for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000, due to an increase in cash available to invest in short-term investments during the first quarter of 2000 due to the sale of Eurofresh Plaza. Proceeds of $2,392,818 were distributed in February 2000.

Professional services to non-affiliates decreased for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000, due to a decrease in accounting fees.

General and administrative expenses to Affiliates decreased for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000, due to a decrease in data processing expenses. General and administrative expenses to non-affiliates decreased for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000, due to a decrease in the Illinois replacement tax expense.

The following is a list of approximate occupancy levels for the Partnership's investment properties as of the end of each quarter during 2000 and 2001:
	2000				2001
Properties	03/31	06/30	09/30	12/31	03/31	06/30	09/30	12/31

Scandinavian Health Spa	100%	100%	100%	100%	100%
Broadview Heights, Ohio

Colonial Manor	100%	100%	100%	100%	100%
LaGrange, Illinois

K mart	100%	100%	100%	100%	100%
Chandler, Arizona

PART II - Other Information

Items 1 through 6(b) are omitted because of the absence of conditions under which they are required.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND MONTHLY INCOME FUND II, L.P.

By:	Inland Real Estate Investment Corporation
General Partner

/S/ ROBERT D. PARKS

By:	Robert D. Parks
Chairman
Date:	May 15, 2001

/S/ PATRICIA A. DELROSSO

By:	Patricia A. DelRosso
Senior Vice President
Date:	May 15, 2001

/S/ KELLY TUCEK

By:	Kelly Tucek
Principal Financial Officer and
Principal Accounting Officer
Date:	May 15, 2001