Form 10-Q
period 2001-06-30
INLAND MONTHLY INCOME FUND II L P
filed 2001-08-09
CIK 835322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2001

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

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Balance Sheets

June 30, 2001 and December 31, 2000
(unaudited)

Assets
	2001	2000

Current assets:
Cash and cash equivalents	$1,155,390	1,413,462
Accounts and rents receivable	245,182	4,094
Other assets	-	167

Total current assets	1,400,572	1,417,723

Investment properties (including acquisition fees paid to Affiliates of $1,430,682):
Land	3,187,438	3,187,438
Buildings and improvements	12,423,443	12,423,443

	15,610,881	15,610,881
Less accumulated depreciation	4,620,094	4,428,736

Net investment properties	10,990,787	11,182,145

Other assets:
Deferred leasing fees to Affiliates (net of accumulated amortization of $181,838 and $178,812 at June 30, 2001 and December 31, 2000, respectively)	45,894	48,920
Deferred rent receivable (Note 2)	137,812	137,812

Total other assets	183,706	186,732

Total assets	$12,575,065	12,786,600

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Balance Sheets
(continued)

June 30, 2001 and December 31, 2000
(unaudited)

Liabilities and Partners' Capital
	2001	2000

Current liabilities:
Accounts payable	$1,096	39,045
Distributions payable (Note 4)	120,162	123,832
Due to Affiliates (Note 3)	438	6,839
Deposits held for others	317,601	406,637

Total current liabilities	439,297	576,353

Commission payable to Affiliates (Note 3)	132,000	132,000

Total liabilities	571,297	708,353

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	54,252	56,166

	54,752	56,666
Limited Partners:
Units of $500. Authorized 80,000 Units, 50,095.50 Units outstanding (net of offering costs of $3,148,734, of which $653,165 was paid to Affiliates)	21,916,510	21,916,510
Cumulative net income	17,571,691	16,919,461
Cumulative distributions	(27,539,185)	(26,814,390)

	11,949,016	12,021,581

Total Partners' capital	12,003,768	12,078,247

Total liabilities and Partners' capital	$12,575,065	12,786,600

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Statements of Operations

For the three and six months ended June 30, 2001 and 2000
(unaudited)
	Three months	Three months	Six months	Six months
	ended	ended	Ended	ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
Income:
Rental income (Note 2)	$445,798	418,458	889,636	836,916
Additional rental income	2,259	1,164	4,519	1,164
Interest income	9,759	10,598	21,117	36,146
Other income	-	-	109	-

	457,816	430,220	915,381	874,226
Expenses:
Professional services to Affiliates	5,003	4,274	11,339	10,760
Professional services to non- affiliates	8,457	6,851	24,710	27,188
General and administrative expenses to Affiliates	5,790	7,934	13,786	17,623
General and administrative expenses to non-affiliates	3,633	8,005	11,223	26,583
Property operating expenses to Affiliates	3,115	5,134	7,259	10,126
Property operating expenses to non-affiliates	-	(1,027)	2,364	2,032
Depreciation	95,679	95,680	191,358	191,359
Amortization	1,513	4,523	3,026	9,046

	123,210	131,374	265,065	294,717

Net income	$334,606	297,846	650,316	579,509

Net income (loss) allocated to:
General Partner	(957)	(956)	(1,914)	(1,913)
Limited Partners	335,563	299,802	652,230	581,422

Net income	$334,606	298,846	650,316	579,509

Net loss allocated to the one
General Partner Unit	$(957)	(956)	(1,914)	(1,913)

Net income per Unit, basic and diluted, allocated to Limited Partners per weighted average Limited Partnership Units of 50,095.50	$6.70	5.98	13.02	11.61

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Statements of Cash Flows

For six months ended June 30, 2001 and 2000
(unaudited)
	2001	2000

Cash flows from operating activities:
Net income	$650,316	579,509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	191,358	191,359
Amortization	3,026	9,046
Changes in assets and liabilities:
Accounts and rents receivable	(241,088)	7,602
Other assets	167	(193)
Deferred rent receivable	-	41,287
Accounts payable	(37,949)	(22,749)
Due to Affiliates	(6,401)	2,108

Net cash provided by operating activities	559,429	807,969

Cash flows from financing activities:
Deposits held for others	(89,036)	(40,060)
Cash distributions	(728,465)	(3,156,627)

Net cash used in financing activities	(817,501)	(3,196,687)

Net decrease in cash and cash equivalents	(258,072)	(2,388,718)
Cash and cash equivalents at beginning of period	1,413,462	3,665,630

Cash and cash equivalents at end of period	$1,155,390	1,276,912

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Notes to Financial Statements

June 30, 2001
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

(2)  Deferred Rent Receivable

Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the straight-line basis. The accompanying financial statements include decreases of $0 and $41,287 for the six months ended June 30, 2001 and 2000, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $137,812 in related deferred rent receivable as of June 30, 2001 and December 31, 2000. These amounts will be collected over the terms of the related leases as scheduled rent payments are made.

Elite, the tenant of the Colonial Manor Nursing Home, failed to make the deferred rental payment, which was due on February 1, 2001. The General Partner and Elite are discussing a possible rent reduction requested by Elite. Elite's request includes an initial rent concession, a reduction in the annual rent, a reduction of the guaranty and an agreement to pay the deferred rent which is owed.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2001
(unaudited)

As of June 30, 2001, Elite had not paid its rent for the second quarter. The Partnership believes these amounts are collectable and therefore, no allowance has been recorded against these receivables.

(3)   Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $438 and $6,839 was unpaid as of June 30, 2001 and December 31, 2000, respectively.

An Affiliate of the General Partner earned Property Management Fees of $7,259 and $10,126 for the six months ended June 30, 2001 and 2000, respectively, in connection with managing the Partnership's properties. Such fees are included in property operating expenses to Affiliates, all of which was paid as of June 30, 2001.

In connection with the sale of The Wholesale Club on January 8, 1991, the Partnership recorded $132,000 of sales commission payable to an Affiliate of the General Partner. Such commission has been deferred until the Limited Partners receive their Original Capital plus a return as specified in the Partnership Agreement.

(4)  Subsequent Events

During July 2001, the Partnership paid a distribution of $120,162 to the Limited Partners.

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

Liquidity and Capital Resources

On August 4, 1988, the Partnership commenced an Offering of 50,000 (subject to increase to 80,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 4, 1990, with total sales of 50,647.14 Units at $500 per Unit, resulting in gross offering proceeds of $25,323,569, not including the General Partner's contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Partnership has acquired five properties utilizing $21,224,542 of capital proceeds collected. On January 8, 1991, the Partnership sold one of its properties, The Wholesale Club. On November 30, 1999, the Partnership sold another of its properties, Eurofresh Plaza. As of June 30, 2001, cumulative distributions to Limited Partners totaled $27,539,185, of which $4,395,565 represents proceeds from the sale of The Wholesale Club, $2,392,818 represents proceeds from the sale of Eurofresh Plaza, and $20,386,309 represents distributable cash flow from the properties. The Partnership repurchased 551.64 Units for $260,285 from various Limited Partners through the Unit Repurchase Program. There are no funds remaining for the repurchase of Units through this program.

As of June 30, 2001, the Partnership had cash and cash equivalents of approximately $1,155,000 which includes approximately $290,000 held in an unrestricted escrow account for the payment of real estate taxes for Colonial Manor Living Center. The Partnership intends to use such remaining funds for property upgrades, distributions and for other working capital requirements.

The properties owned by the Partnership are generating cash flow in excess of the 8% annualized distributions to the Limited Partners (paid monthly), in addition to covering all the operating expenses of the Partnership. As of June 30, 2001, the Partnership has made cumulative distributions of $253,868 in addition to the 8% annualized return to the Limited Partners from excess cash flow. To the extent that the cash flow from the properties is insufficient to meet the Partnership's needs, the Partnership may rely on advances from Affiliates of the General Partner, other short-term financing, or may sell one or more of the properties.

Results of Operations

At June 30, 2001, the Partnership owns three operating properties. Two of the Partnership's three operating properties, Scandinavian Health Spa and Colonial Manor Living Center, are leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant. The lease of the other property owned by the Partnership, K mart, provides that the Partnership be responsible for maintenance of the structure and the parking lot and the tenant is required to reimburse the Partnership for portions of insurance, real estate taxes and common area maintenance.

Rental income increased for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, due to the increased rental amounts on the Colonial Manor Living Center.

Elite, the tenant of the Colonial Manor Nursing Home, failed to make the deferred rental payment, which was due on February 1, 2001. The General Partner and Elite are discussing a possible lease extension and rent reduction requested by Elite. Elite's request includes an initial rent concession, a reduction in the annual rent, a reduction of the guaranty and an agreement to pay the deferred rent which is owed.

As of June 30, 2001, Elite had not paid its rent for the second quarter. The Partnership believes these amounts are collectable and therefore, no allowance has been recorded against these receivables.

Interest income decreased for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, due to an increase in cash available to invest in short-term investments during the first quarter of 2000 due to the sale of Eurofresh Plaza. Proceeds of $2,392,818 from this sale were distributed in February 2000.

Professional services to non-affiliates decreased for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, due to a decrease in accounting fees.

General and administrative expenses to Affiliates decreased for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, due to a decrease in data processing expenses. General and administrative expenses to non-affiliates decreased for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, due to a decrease in the Illinois replacement tax expense.

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

INLAND MONTHLY INCOME FUND II, L.P.

By:	Inland Real Estate Investment Corporation
General Partner

/S/ ROBERT D. PARKS

By:	Robert D. Parks
Chairman
Date:	August 8, 2001

/S/ PATRICIA A. DELROSSO

By:	Patricia A. DelRosso
Senior Vice President
Date:	August 8, 2001

/S/ KELLY TUCEK

By:	Kelly Tucek
Principal Financial Officer and
Principal Accounting Officer
Date:	August 8, 2001