Form 10-Q
period 2001-09-30
INLAND MONTHLY INCOME FUND II L P
filed 2001-11-13
CIK 835322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2001

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

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Balance Sheets

September 30, 2001 and December 31, 2000
(unaudited)

Assets
	2001	2000

Current assets:
Cash and cash equivalents	$1,502,554	1,413,462
Accounts and rents receivable	1,938	4,094
Other assets	-	167

Total current assets	1,504,492	1,417,723

Investment properties (including acquisition fees paid to Affiliates of $1,430,682):
Land	3,187,438	3,187,438
Buildings and improvements	12,423,443	12,423,443

	15,610,881	15,610,881
Less accumulated depreciation	4,702,528	4,428,736

Net investment properties	10,908,353	11,182,145

Other assets:
Deferred leasing fees to Affiliates (net of accumulated amortization of $183,351 and $178,812 at September 30, 2001 and December 31, 2000, respectively)	44,381	48,920
Deferred rent receivable (Note 2)	222,325	137,812

Total other assets	266,706	186,732

Total assets	$12,679,551	12,786,600

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Balance Sheets
(continued)

September 30, 2001 and December 31, 2000
(unaudited)

Liabilities and Partners' Capital
	2001	2000

Current liabilities:
Accounts payable	$2,000	39,045
Distributions payable (Note 4)	120,162	123,832
Due to Affiliates (Note 3)	4,875	6,839
Deposits held for others	474,000	406,637

Total current liabilities	601,037	576,353

Commission payable to Affiliates (Note 3)	132,000	132,000

Total liabilities	733,037	708,353

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	53,428	56,166

	53,928	56,666
Limited Partners:
Units of $500. Authorized 80,000 Units, 50,095.50 Units outstanding (net of offering costs of $3,148,734, of which $653,165 was paid to Affiliates)	21,916,510	21,916,510
Cumulative net income	17,883,761	16,919,461
Cumulative distributions	(27,907,685)	(26,814,390)

	11,892,586	12,021,581

Total Partners' capital	11,946,514	12,078,247

Total liabilities and Partners' capital	$12,679,551	12,786,600

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Statements of Operations

For the three and nine months ended September 30, 2001 and 2000
(unaudited)
	Three months	Three months	Nine months	Nine months
	ended	ended	Ended	ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000
Income:
Rental income (Notes 1 and 2)	$418,317	430,503	1,307,953	1,267,419
Additional rental income	2,261	2,260	6,780	3,424
Interest income	3,207	11,904	24,324	48,050
Other income	3,646	13,310	3,755	13,310
	427,431	457,977	1,342,812	1,332,203
Expenses:
Professional services to Affiliates	7,524	7,660	18,863	18,420
Professional services to non- affiliates	2,000	2,780	26,710	29,968
General and administrative expenses to Affiliates	8,222	9,370	22,008	26,993
General and administrative expenses to non-affiliates	5,401	3,989	16,624	30,572
Property operating expenses to Affiliates	6,016	5,255	13,275	15,381
Property operating expenses to non-affiliates	3,075	3,154	5,439	5,186
Depreciation	82,434	95,679	273,792	287,038
Amortization	1,513	4,524	4,539	13,570
	116,185	132,411	381,250	427,128

Net income	$311,246	325,566	961,562	905,075

Net income (loss) allocated to:
General Partner	(824)	(957)	(2,738)	(2,870)
Limited Partners	312,070	326,523	964,300	907,945

Net income	$311,246	325,566	961,562	905,075

Net loss allocated to the one
General Partner Unit	$(824)	(957)	(2,738)	(2,870)

Net income per Unit, basic and diluted, allocated to Limited Partners per weighted average Limited Partnership Units of 50,095.50	$6.23	6.52	19.25	18.12

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Statements of Cash Flows

For nine months ended September 30, 2001 and 2000
(unaudited)
	2001	2000
Cash flows from operating activities:
Net income	$961,562	905,075
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	273,792	287,038
Amortization	4,539	13,570
Changes in assets and liabilities:
Accounts and rents receivable	2,156	9,392
Other assets	167	(96)
Deferred rent receivable	(84,513)	62,748
Accounts payable	(37,045)	(17,675)
Due to Affiliates	(1,964)	8,621

Net cash provided by operating activities	1,118,694	1,268,673

Cash flows from financing activities:
Deposits held for others	67,363	(126,428)
Cash distributions	(1,096,965)	(3,524,125)

Net cash used in financing activities	(1,029,602)	(3,650,553)

Net increase in cash and cash equivalents	89,092	(2,381,880)
Cash and cash equivalents at beginning of period	1,413,462	3,665,630

Cash and cash equivalents at end of period	$1,502,554	1,283,750

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Notes to Financial Statements

September 30, 2001
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

(2)  Deferred Rent Receivable

Certain tenant leases contain provisions providing for scheduled rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the straight-line basis. The accompanying financial statements include an increase of $222,325 and a decrease of $62,738 for the nine months ended September 30, 2001 and 2000, respectively, of rental income for the period of occupancy for which scheduled rent increases apply and $222,325 and $137,812 in related deferred rent receivable as of September 30, 2001 and December 31, 2000. These amounts will be collected over the terms of the related leases as scheduled rent payments are made.

As of September 30, 2001, Elite, the tenant of the Colonial Manor Nursing Home, has made the deferred rental payment, which was due on February 1, 2001. The General Partner and Elite have agreed to a revised ten-year lease, which began as of July 1, 2001. Under the new lease, Elite will received a five month rent abatement with the first payment due on December 1, 2001 and a 17% reduction in the annual rent.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2001
(unaudited)

(3)   Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $4,875 and $6,839 was unpaid as of September 30, 2001 and December 31, 2000, respectively.

An Affiliate of the General Partner earned Property Management Fees of $13,275 and $15,381 for the nine months ended September 30, 2001 and 2000, respectively, in connection with managing the Partnership's properties. Such fees are included in property operating expenses to Affiliates, all of which was paid as of September 30, 2001 and 2000.

In connection with the sale of The Wholesale Club on January 8, 1991, the Partnership recorded $132,000 of sales commission payable to an Affiliate of the General Partner. Such commission has been deferred until the Limited Partners receive their Original Capital plus a return as specified in the Partnership Agreement.

(4)  Subsequent Events

During October 2001, the Partnership paid a distribution of $120,162 to the Limited Partners.

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

Liquidity and Capital Resources

On August 4, 1988, the Partnership commenced an Offering of 50,000 (subject to increase to 80,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 4, 1990, with total sales of 50,647.14 Units at $500 per Unit, resulting in gross offering proceeds of $25,323,569, not including the General Partner's contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Partnership has acquired five properties utilizing $21,224,542 of capital proceeds collected. On January 8, 1991, the Partnership sold one of its properties, The Wholesale Club. On November 30, 1999, the Partnership sold another of its properties, Eurofresh Plaza. As of September 30, 2001, cumulative distributions to Limited Partners totaled $27,907,685, of which $4,395,565 represents proceeds from the sale of The Wholesale Club, $2,392,818 represents proceeds from the sale of Eurofresh Plaza, and $21,119,302 represents distributable cash flow from the properties. The Partnership repurchased 551.64 Units for $260,285 from various Limited Partners through the Unit Repurchase Program. There are no funds remaining for the repurchase of Units through this program.

As of September 30, 2001, the Partnership had cash and cash equivalents of approximately $1,502,554 which includes approximately $474,000 held in an unrestricted escrow account for the payment of real estate taxes for Colonial Manor Living Center. The Partnership intends to use such remaining funds for property upgrades, distributions and for other working capital requirements.

The properties owned by the Partnership are generating cash flow in excess of the 8% annualized distributions to the Limited Partners (paid monthly), in addition to covering all the operating expenses of the Partnership. As of September 30, 2001, the Partnership has made cumulative distributions of $253,868 in addition to the 8% annualized return to the Limited Partners from excess cash flow. To the extent that the cash flow from the properties is insufficient to meet the Partnership's needs, the Partnership may rely on advances from Affiliates of the General Partner, other short-term financing, or may sell one or more of the properties.

Results of Operations

At September 30, 2001, the Partnership owns three operating properties. Two of the Partnership's three operating properties, Scandinavian Health Spa and Colonial Manor Living Center, are leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant. The lease of the other property owned by the Partnership, K mart, provides that the Partnership be responsible for maintenance of the structure and the parking lot and the tenant is required to reimburse the Partnership for portions of insurance, real estate taxes and common area maintenance.

Rental income increased for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, due to an increase in the straight-lined rental amounts on the Colonial Manor Living Center.

As of September 30, 2001, Elite, the tenant of the Colonial Manor Nursing Home, has made the deferred rental payment, which was due on February 1, 2001. The General Partner and Elite have agreed to a revised ten-year lease, which began as of July 1, 2001. Under the new lease, Elite will received a five month rent abatement with the first payment due on December 1, 2001 and a 17% reduction in the annual rent.

Interest income decreased for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, due to an increase in cash available to invest in short-term investments during the first quarter of 2000 due to the sale of Eurofresh Plaza. Proceeds of $2,392,818 from this sale were distributed in February 2000.

Professional services to non-affiliates decreased for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, due to a decrease in accounting fees.

General and administrative expenses to Affiliates decreased for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, due to a decrease in data processing expenses. General and administrative expenses to non-affiliates decreased for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, due to a decrease in the Illinois replacement tax expense.

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

INLAND MONTHLY INCOME FUND II, L.P.

By:	Inland Real Estate Investment Corporation
General Partner

/S/ ROBERT D. PARKS

By:	Robert D. Parks
Chairman
Date:	November 13, 2001

/S/ PATRICIA A. DELROSSO

By:	Patricia A. DelRosso
Senior Vice President
Date:	November 13, 2001

/S/ KELLY TUCEK

By:	Kelly Tucek
Principal Financial Officer and
Principal Accounting Officer
Date:	November 13, 2001