Form 10-K
period 2001-12-31
INLAND MONTHLY INCOME FUND II L P
filed 2002-03-27
CIK 835322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2001

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

The Partnership is engaged in the business of real estate investment which management considers being a single operating segment. A presentation of information about operating segments would not be material to an understanding of the Partnership's business taken as a whole.

The Partnership acquired fee ownership of the following real property investments:
Property and Location	Square Feet	Date of Purchase
Scandinavian Health Spa	26,040	10/19/88
Health & Racquet Club
Broadview Heights, Ohio

Wholesale Club	103,000	12/06/88
Commercial Warehouse		(sold 01/08/91)
Fort Wayne, Indiana

Colonial Manor	107,867	06/07/89
Living Center
LaGrange, Illinois

K mart *	84,146	12/29/89
Retail Store
Chandler, Arizona

Eurofresh Plaza	52,475	12/31/90
Shopping Center		(sold 11/30/99)
Palatine, Illinois

*The Kmart Corporation filed for Chapter 11 bankruptcy reorganization on January 22, 2002. As a result thereof, Kmart has the option to accept or reject its lease with the Partnership. On March 8, 2002, Kmart Corporation announced its intent to close 283 stores, including the Chandler, Arizona store. The Bankruptcy Court approved these closings on March 20, 2002, as well as the liquidation procedures. Kmart indicated that the goal for closing these stores is by no later than September 2002. Until such time as the store is closed, Kmart is expected to continue to pay rent. The general Partner believes that the current rent at $5.37 per square foot is lower than market, and therefore, the space should be leasable to new tenants.

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

The Partnership currently has significant net operating leases with Elite Care Corporation ("Elite"), K Mart Corporation ("K mart") and Scandinavian Health Spa, Inc. ("SHS"). Revenues from the Elite lease for the Colonial Manor Nursing Home, the K mart lease for the K mart store and the SHS lease for the Scandinavian Health Spa represent approximately 51%, 25%, and 20%, respectively of the Partnership's operating income for the year ended December 31, 2001, approximately 52%, 23%, and 20%, respectively, of the Partnership's operating income for the year ended December 31, 2000, and approximately 44%, 24% and 18%, respectively, of the Partnership's operating income for the year ended December 31, 1999.

Elite, the tenant of the Colonial Manor Nursing Home, made the deferred rental payment, which was due on February 1, 2001. The General Partner and Elite have agreed to a revised ten-year lease, which began as of July 1, 2001. Under the new lease, Elite received a five month rent abatement with the first payment due on December 1, 2001 and a 17% reduction in the annual rent.

The Partnership had no employees during 2001.

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
Properties	2001	2000	1999	1998	1997

Scandinavian Health Spa	100%	100%	100%	100%	100%
Health & Racquet Club
Broadview Heights, Ohio

Colonial Manor	100%	100%	100%	100%	100%
Living Center
LaGrange, Illinois

K mart	100%	100%	100%	100%	100%
Retail Store
Chandler, Arizona

Eurofresh Plaza	N/A	N/A	N/A	85%	95%
Shopping Center
Palatine, Illinois

The following is a list of average effective annual rents per square foot for the Partnership's investment properties for each of the last five years. N/A indicates the property was not owned by the Partnership at the end of the year.
Properties	2001	2000	1999	1998	1997

Scandinavian Health Spa	$13.79	13.79	13.79	13.79	13.79
Health & Racquet Club
Broadview Heights, Ohio

Colonial Manor	8.24	8.00	8.00	8.00	8.00
Living Center
LaGrange, Illinois

K mart	5.37	5.37	5.37	5.37	5.37
Retail Store
Chandler, Arizona

Eurofresh Plaza	N/A	N/A	N/A	3.96	4.64
Shopping Center
Palatine, Illinois

The following tables set forth certain information with respect to the amount and expiration of leases for the Partnership's investment properties:
	Square Feet		Renewal	Current	Rent Per
Lessee	Leased	Lease Ends	Options	Annual Rent	Square Foot

Scandinavian Health Spa, Inc.	26,040	12/2004	2/5 years	$359,094	$13.79

Elite Care Corporation	107,867	6/2011	1/5 years	805,000	7.46

K Mart Corporation (2)	84,146	7/2013	4/5 years	452,000	5.37

Year Ending	Number of Leases	Approx. Gross Leasable Area ("GLA") of Expiring Leases	Annual Base Rent of Expiring	Total Annual Base	Annual Base Rent Per Sq. Ft. Under Expiring	% of Total GLA Represented By Expiring	% of Annual Base Rent Represented By Expiring
Dec 31,	Expiring	(square feet)	Leases ($)	Rent(1)(2) ($)	Leases ($)	Leases (%)	Leases (%)

2002	1	84,146	452,000	1,628,169	5.37	38.59	27.76
2003	-	-	-	1,200,681	-	-	-
2004	1	26,040	359,094	1,225,933	13.79	11.94	29.29
2005	-	-	-	892,840	-	-	-
2006	-	-	-	919,625	-	-	-
2007	-	-	-	947,213	-	-	-
2008	-	-	-	975,630	-	-	-
2009	-	-	-	1,004,899	-	-	-
2010	-	-	-	1,035,046	-	-	-
2011	1	107,867	1,050,342	1,502,342	9.74	49.47	100.00

  No assumptions have been made regarding the releasing of expired leases. It is the opinion of the General Partner that the space will be released at market prices.

  The Kmart Corporation filed for Chapter 11 bankruptcy reorganization on January 22, 2002. As a result thereof, Kmart has the option to accept or reject its lease with the Partnership. On March 8, 2002, Kmart Corporation announced its intent to close 283 stores, including the Chandler, Arizona store. The Bankruptcy Court approved these closings on March 20, 2002, as well as the liquidation procedures. Kmart indicated that the goal for closing these stores is by no later than September 2002. Until such time as the store is closed, Kmart is expected to continue to pay rent. The general Partner believes that the current rent at $5.37 per square foot is lower than market, and therefore, the space should be leasable to new tenants. This lease has been treated as expiring in 2002 in the above table.

Item 3. Legal Proceedings

The Partnership is not subject to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during 2001.

PART II

Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 2001, there were 1,975 holders of Units of the Partnership. There is no public market for Units nor is it anticipated that any public market for Units will develop. Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.

Although the Partnership had established a Unit Repurchase Program, there are no funds remaining for the repurchase of Units through this program.

Item 6. Selected Financial Data

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

For the years ended December 31, 2001, 2000, 1999, 1998, and 1997

(not covered by Independent Auditors' Report)
	2001	2000	1999	1998	1997

Total assets	$12,576,550	12,786,600	15,529,722	15,621,400	15,973,079
	=========	==========	=========	=========	========
Total income	$1,819,548	1,767,769	1,982,302	2,071,413	2,148,859
	=========	==========	=========	=========	========
Net income from operations	$1,332,270	1,174,659	1,144,583	1,258,738	1,277,365
	=========	==========	=========	=========	========
Gain on sale of investment property	$-	-	582,147	-	-
	=========	==========	=========	=========	========
Net income	$1,332,270	1,174,659	1,726,730	1,258,738	1,277,365
	=========	==========	=========	=========	========
Net income (loss) per the one General Partner Unit	$(3,595)	(3,827)	16	(4,297)	(4,316)
	=========	==========	=========	=========	========
Net income allocated per Limited Partnership Unit (b)	$26.67	23.52	34.47	25.21	25.58
	=========	==========	=========	=========	========
Distributions to Limited Partners	$1,461,795	3,871,221	1,653,427	1,653,426	1,653,426
	=========	==========	=========	=========	========
Distributions per Limited Partnership Unit (b)	$29.18	77.28	33.01	33.01	33.01
	=========	==========	=========	=========	========

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

Liquidity and Capital Resources

On August 4, 1988, the Partnership commenced an Offering of 50,000 (subject to increase to 80,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 4, 1990, with total sales of 50,647.14 Units at $500 per Unit, resulting in gross offering proceeds of $25,323,569, not including the General Partner's contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Partnership acquired five properties utilizing $21,224,542 of capital proceeds collected. On January 8, 1991, the Partnership sold one of its properties, The Wholesale Club. On November 30, 1999, the Partnership sold another of its properties, Eurofresh Plaza. As of December 31, 2001, cumulative distributions to Limited Partners totaled $28,276,185; of which $4,395,565 represents proceeds from the sale of The Wholesale Club, $2,392,818 represents proceeds from the sale of Eurofresh Plaza and $21,487,802 represents distributable cash flow from the properties. The Partnership repurchased 551.64 Units for $260,285 from various Limited Partners through the Unit Repurchase Program. There are no funds remaining for the repurchase of Units through this program.

As of December 31, 2001, the Partnership had cash and cash equivalents of $1,332,850 which includes approximately $363,000 held in an unrestricted escrow account for the payment of real estate taxes for Colonial Manor Living Center. The Partnership intends to use such remaining funds for distributions and for working capital requirements.

The properties owned by the Partnership are generating cash flow in excess of the 8% annualized distributions to the Limited Partners (paid monthly), in addition to covering all the operating expenses of the Partnership. As of December 31, 2001, the Partnership has made cumulative distributions of $253,868 in addition to the 8% annualized return to the Limited Partners from excess cash flow. To the extent that the cash flow from the properties is insufficient to meet the Partnership's needs, the Partnership may rely on advances from Affiliates of the General Partner, other short-term financing, or may sell one or more of the properties.

Results of Operations

At December 31, 2001, the Partnership owns three operating properties. Two of the Partnership's three operating properties, Scandinavian Health Spa and Colonial Manor Living Center, are leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant. The lease of the other property owned by the Partnership, K mart provides that the Partnership be responsible for maintenance of the structure and the parking lot and the tenant is required to reimburse the Partnership for portions of insurance, real estate taxes and common area maintenance. The Partnership sold one of its properties, The Wholesale Club, on January 8, 1991. The Partnership sold another of its properties, Eurofresh Plaza, on November 30, 1999.

Rental income increased for the year ended December 31, 2001, as compared to the year ended December 31, 2000, due to a higher effective annual rent on the revised lease with Elite. Elite, the tenant of the Colonial Manor Nursing Home, made the deferred rental payment, which was due on February 1, 2001 under the prior lease. The General Partner and Elite have agreed to a revised ten-year lease, which began as of July 1, 2001. Under the new lease, Elite received a five month rent abatement with the first payment due on December 1, 2001 and a 17% reduction in the annual rent. Although the tenant received a reduction in the annual rent payment based on the prior lease rates, the effective annual rental rate over the term of the new lease increased from $8.00 to $8.24. Rental income decreased for the year ended December 31, 2000, as compared to the year ended December 31, 1999, due to the sale of Eurofresh Plaza.

The Kmart Corporation filed for Chapter 11 bankruptcy reorganization on January 22, 2002. As a result thereof, Kmart has the option to accept or reject its lease with the Partnership. On March 8, 2002, Kmart Corporation announced its intent to close 283 stores, including the Chandler, Arizona store. The Bankruptcy Court approved these closings on March 20, 2002, as well as the liquidation procedures. Kmart indicated that the goal for closing these stores is by no later than September 2002. Until such time as the store is closed, Kmart is expected to continue to pay rent. The general Partner believes that the current rent at $5.37 per square foot is lower than market, and therefore, the space should be leasable to new tenants.

Interest income decreased for the year ended December 31, 2001, as compared to the year ended December 31, 2000, due to lower interest rates and less cash to invest on a short-term basis. Interest income increased for the year ended December 31, 2000, as compared to the year ended December 31, 1999, due to the proceeds from the sale of Eurofresh in November 1999 being held until February 2000 before distribution.

Other income increased for the year ended December 31, 2001, as compared to the year ended December 31, 2000 due to final payments received from the original tenant of the nursing home. Other income decreased for the year ended December 31, 2000, as compared to the year ended December 31, 1999, due to an decrease in percentage rents from the K Mart store.

Professional services to Affiliates increased for the year ended December 31, 2000 as compared to the year ended December 31, 1999, due to an increase in accounting services. Professional services to non-affiliates decreased for the year ended December 31, 2001, as compared to the year ended December 31, 2000, due to a decrease in accounting fees. Professional services to non-affiliates decreased for the year ended December 31, 2000 as compared to the year ended December 31, 1999, due to a decrease in legal services.

General and administrative expenses to Affiliates decreased for the year ended December 31, 2001, as compared to the year ended December 31, 2000, due to a decrease in investor services and data processing expenses. General and administrative expenses to Affiliates increased for the year ended December 31, 2000, as compared to the year ended December 31, 1999, due to increases in investor services and data processing expenses. General and administrative expenses to non-affiliates decreased for the year ended December 31, 2001, as compared to the year ended December 31, 2000, due to a decrease in state tax expenses. General and administrative expenses to non-affiliates increased for the year ended December 31, 2000, as compared to the year ended December 31, 1999, due to an increase in state tax expenses.

Property operating expenses to Affiliates and non-affiliates decreased for the years ended December 31, 2001 and 2000, as compared to the year ended December 31, 1999, due to the sale of Eurofresh Plaza.

Selected Quarterly Financial Data (unaudited)

The following represents the results of operations for each quarter during the years ended December 31, 2001 and 2000.
		2001
		12/31	09/30	06/30	03/31
Total income	$
Net operating income		476,736	427,431	457,816	457,565
		374,708	311,246	334,606	315,710
Net operating income per common share, basic and diluted:		7.48	6.21	6.68	6.30

		2000
		12/31	09/30	06/30	03/31
Total income		$435,566	457,977	430,220	444,006
Net operating income		269,584	325,566	298,846	280,663

Net operating income per common share, basic and diluted:		5.38	6.50	5.97	5.60

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

INDEPENDENT AUDITORS' REPORT

To the Partners of
Inland Monthly Income Fund II, L.P.

We have audited the accompanying balance sheets of Inland Monthly Income Fund II, L.P. (a limited partnership) (the "Partnership") as of December 31, 2001 and 2000, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(c). These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Inland Monthly Income Fund II, L.P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United State of America. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

February 5, 2002

(March 20, 2002 as to Note 6)

Chicago, Illinois

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Balance Sheets

December 31, 2001 and 2000

Assets

	2001	2000
Current assets:
Cash and cash equivalents (Note 1)	$1,332,850	1,413,462
Accounts and rents receivable	658	4,094
Other assets	-	167

Total current assets	1,333,508	1,417,723

Investment properties (including acquisition fees paid to Affiliates of $1,250,037 at December 31, 2001 and 2000) (Notes 1, 3 and 4):
Land	3,187,438	3,187,438
Buildings and improvements	12,423,443	12,423,443

	15,610,881	15,610,881
Less accumulated depreciation	4,788,274	4,428,736

Net investment properties	10,822,607	11,182,145

Other assets:
Deferred leasing fees to Affiliates (net of accumulated amortization of $184,864 and $178,812 at December 31, 2001 and 2000, respectively) (Notes 1 and 3)	42,868	48,920
Deferred rent receivable (Notes 1 and 5)	377,567	137,812

Total other assets	420,435	186,732

Total assets	$12,576,550	12,786,600
	==========	=========

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Balance Sheets
(continued)

December 31, 2001 and 2000

Liabilities and Partners' Capital
	2001	2000

Current liabilities:
Accounts payable	$1,274	39,045
Distributions payable (Note 6)	124,169	123,832
Due to Affiliates (Note 3)	7,775	6,839
Deposits held for others	362,610	406,637

Total current liabilities	498,828	576,353

Commission payable to Affiliate (Note 3)	132,000	132,000

Total liabilities	631,828	708,353

Partners' capital (Notes 1, 2 and 3):
General Partner:
Capital contribution	500	500
Cumulative net income	52,571	56,166

	53,071	56,666
Limited Partners:
Units of $500. Authorized 80,000 Units, 50,095.50 Units outstanding (net of offering costs of $3,148,734, of which $653,165 was paid to Affiliates)	21,916,510	21,916,510
Cumulative net income	18,255,326	16,919,461
Cumulative distributions	(28,276,185)	(26,814,390)

	11,895,651	12,021,581

Total Partners' capital	11,948,722	12,078,247

Total liabilities and Partners' capital	$12,576,550	12,786,600
	==========	=========

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Statements of Operations

For the years ended December 31, 2001, 2000 and 1999
	2001	2000	1999
Income:
Rental income (Notes 1, 4 and 5)	$1,733,051	1,685,876	1,790,247
Additional rental income	9,039	5,684	122,453
Interest income	30,055	62,899	40,945
Other income	47,403	13,310	28,657

	1,819,548	1,767,769	1,982,302
Expenses:
Professional services to Affiliates	23,130	22,557	8,128
Professional services to non-affiliates	26,935	31,210	38,275
General and administrative expenses to Affiliates	27,861	37,058	31,984
General and administrative expenses to non-affiliates	20,957	34,294	20,484
Property operating expenses to Affiliates	16,762	20,516	33,762
Property operating expenses to non-affiliates	6,043	47,042	257,490
Depreciation	359,538	382,718	429,504
Amortization	6,052	17,715	18,092

	487,278	593,110	837,719

Net income from operations	1,332,270	1,174,659	1,144,583
Gain on sale of investment property (Note 4)	-	-	582,147

Net income	$1,332,270	1,174,659	1,726,730
	=========	=========	=========
Net income (loss) allocated to (Note 2):
General Partner	$(3,595)	(3,827)	16
Limited Partners	1,335,865	1,178,486	1,726,714

Net income	$1,332,270	1,174,659	1,726,730
	=========	=========	=========

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Statements of Operations

For the years ended December 31, 2001, 2000 and 1999
	2001	2000	1999
Net income (loss) allocated to the one General Partner Unit:
Net loss from operations	$(3,595)	(3,827)	(4,295)
Gain on sale of investment property	-	-	4,311

	$(3,595)	(3,827)	16
	=========	=========	=========
Net income per Unit allocated to Limited Partners per weighted average Limited Partnership Units of 50,095.50:
Net income from operations	$26.67	23.52	22.93
Gain on sale of investment property	-	-	11.54

	$26.67	23.52	34.47
	=========	=========	=========

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Statements of Partners' Capital

For the years ended December 31, 2001, 2000 and 1999
	General	Limited
	Partner	Partners	Total

Balance January 1, 1999	$60,477	14,641,029	14,701,506

Net income (loss)	16	1,726,714	1,726,730
Distributions ($33.01 per weighted average of Limited Partnership Units of 50,095.50)	-	(1,653,427)	(1,653,427)

Balance December 31, 1999	60,493	14,714,316	14,774,809

Net income (loss)	(3,827)	1,178,486	1,174,659
Distributions ($77.28 per weighted average of Limited Partnership Units of 50,095.50)	-	(3,871,221)	(3,871,221)

Balance December 31, 2000	56,666	12,021,581	12,078,247

Net income (loss)	(3,595)	1,335,865	1,332,270
Distributions ($29.18 per weighted average of Limited Partnership Units of 50,095.50)	-	(1,461,795)	(1,461,795)

Balance December 31, 2001	$53,071	11,895,651	11,948,722
	=========	=========	=========

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Statements of Cash Flows

For the years ended December 31, 2001, 2000 and 1999
	2001	2000	1999
Cash flows from operating activities:
Net income	$1,332,270	1,174,659	1,726,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	359,538	382,718	429,504
Amortization	6,052	17,715	18,092
Gain on sale of investment property	-	-	(582,147)
Changes in assets and liabilities:
Accounts and rents receivable	3,436	6,312	152,152
Other assets	167	-	1,708
Deferred rent receivable	(239,755)	84,209	80,398
Accounts payable	(37,771)	16,296	19,742
Accrued real estate taxes	-	-	(185,785)
Due to Affiliates	936	5,961	406

Net cash provided by operating activities	1,424,873	1,687,870	1,660,800

Cash flows from investing activities:
Capital expenditures	-	-	(43,559)
Proceeds from sale of investment property	-	-	2,539,690

Net cash provided by (used in) investing activities	-	-	2,496,131

Cash flows from financing activities:
Deposits held for others	(44,027)	(52,222)	656
Cash distributions	(1,461,458)	(3,887,816)	(1,653,427)

Net cash used in financing activities	(1,505,485)	(3,940,038)	(1,652,771)

Net increase (decrease) in cash and cash equivalents	(80,612)	(2,252,168)	2,504,160

Cash and cash equivalents at beginning of year	1,413,462	3,665,630	1,161,470

Cash and cash equivalents at end of year	$1,332,850	1,413,462	3,665,630
	=========	=========	=========

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Statements of Cash Flows
(continued)

For the years ended December 31, 2001, 2000 and 1999

Supplemental disclosure of non-cash investing activities:
	2001	2000	1999

Sale of investment property:
Reduction of investment in property	$-	-	2,388,639
Reduction of accumulated depreciation related to investment property sold	-	-	(431,096)
Gain on sale	-	-	582,147

Proceeds from sale of investment property	$-	-	2,539,690
	=========	=========	=========

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Notes to Financial Statements

For the years ended December 31, 2001, 2000 and 1999

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

Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the properties estimated fair value. As of December 31, 2001 and 2000, the Partnership has not recognized any such impairment.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (SFAS No. 144"). SFAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of. The provisions of this statement are effective for the Partnership beginning January 1, 2002. In the opinion of management, this statement, when adopted, is not expected to have a material impact on the financial position or results of operations of the Partnership.

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

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates market. For the years ended December 31, 2001 and 2000, included in cash and cash equivalents is approximately $362,000 and $406,900, respectively, held in an unrestricted escrow account for the payment of real estate taxes for Colonial Manor Living Center.

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

2001		2000
	GAAP	Tax Basis	GAAP	Tax Basis
	Basis	(unaudited)	Basis	(unaudited)

Total assets	$12,576,550	15,725,284	12,786,600	15,935,334

Partners' capital:
General Partner	53,071	279	56,666	3,879
Limited Partners	11,895,651	15,097,177	12,021,581	15,223,102

Net income (loss):
General Partner	(3,595)	(3,389)	(3,827)	(3,831)
Limited Partners	1,335,865	1,116,749	1,178,486	1,178,490

Net income per Limited Partnership Unit	26.67	22,29	23.52	23.52

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

(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $7,775 and $6,839 was unpaid as of December 31, 2001 and 2000, respectively.

An Affiliate of the General Partner earned Property Management Fees of $16,762, $20,516, and $33,762, for the years ended December 31, 2001, 2000, and 1999, respectively, in connection with managing the Partnership's properties. Such fees are included in property operating expenses to Affiliates, all of which have been paid as of December 31, 2001.

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

Notes to Financial Statements
(continued)

(4) Investment Properties

Colonial Manor Living Center, LaGrange, Illinois

On June 7, 1989, the Partnership took title to this property, which an Affiliate of the General Partner purchased on behalf of the Partnership from an unaffiliated third party for $6,787,232. The property consists of a 107,867 square-foot living center located in LaGrange, Illinois. The total cost of this property to the Partnership was $7,521,881, which includes acquisition fees of $601,675 and acquisition costs of $132,974. The center is currently 100% leased to Elite Care Corporation. The lease is a triple-net lease and expired January 2001. In January 2000, the lessee exercised its rights and extended the lease term for a period of five years through January 2006. Elite made the deferred rental payment, which was due on February 1, 2001. The General Partner and Elite agreed to a revised ten-year lease, which began as of July 1, 2001. Under the new lease, Elite received a five month rent abatement with the first payment due on December 1, 2001 and a 17% reduction in the annual rent. The tenant has the right to extend the lease for an additional five-year term. The current rent per annum is $805,000 and adjusts annually.

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

The Kmart Corporation filed for Chapter 11 bankruptcy reorganization on January 22, 2002. As a result thereof, Kmart has the option to accept or reject its lease with the Partnership. On March 8, 2002, Kmart Corporation announced its intent to close 283 stores, including the Chandler, Arizona store. The Bankruptcy Court approved these closings on March 20, 2002, as well as the liquidation procedures. Kmart indicated that the goal for closing these stores is by no later than September 2002. Until such time as the store is closed, Kmart is expected to continue to pay rent. The general Partner believes that the current rent at $5.37 per square foot is lower than market, and therefore, the space should be leasable to new tenants.

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

Cost and accumulated depreciation of the above properties as of December 31, are summarized as follows:

	2001	2000
Health and Racquet Club:
Cost	$3,016,527	3,016,527
Less accumulated depreciation	956,606	884,409

	2,059,921	2,132,118
Retail Store:
Cost	5,072,473	5,072,473
Less accumulated depreciation	1,269,569	1,164,502

	3,802,904	3,907,971
Living Center:
Cost	7,521,881	7,521,881
Less accumulated depreciation	2,562,099	2,379,825

	4,959,782	5,142,056

Total	$10,822,607	11,182,145
	===========	==========

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(5) Operating Leases

Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the straight-line basis. The accompanying financial statements include an increase of $239,755 and decreases of $84,209 and $80,398, in 2001, 2000, and 1999, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $377,567 and $137,812 in related deferred rent receivable as of December 31, 2001 and 2000, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made.

Minimum lease payments to be received in the future from operating leases are as follows:

2002	$1,477,502
2003	1,200,681
2004	1,225,929
2005	892,840
2006	919,625
Thereafter	4,487,960

Total	$10,204,537
=======

The above table assumes the Kmart lease is terminated effective August 31, 2002. No assumptions have been made regarding the releasing of expiring leases. It is the opinion of the General Partner that the space will be released at market rates.

The Partnership currently has significant net operating leases with Elite Care Corporation ("Elite"), K Mart Corporation ("K mart") and Scandinavian Health Spa, Inc. ("SHS"). Revenues from the Elite lease for the Colonial Manor Nursing Home, the K mart lease for the K mart store and the SHS lease for the Scandinavian Health Spa represents approximately 51%, 25%, and 20%, respectively of the Partnership's income for the year ended December 31, 2001, approximately 52%, 23%, and 20%, respectively, of the Partnership's income for the year ended December 31, 2000, and approximately 44%, 24% and 18%, respectively, of the Partnership's income for the year ended December 31, 1999.

(6) Subsequent Events

On January 10, 2002, the Partnership paid a distribution of $124,169 to the Limited Partners.

The Kmart Corporation filed for Chapter 11 bankruptcy reorganization on January 22, 2002. As a result thereof, Kmart has the option to accept or reject its lease with the Partnership. On March 8, 2002, Kmart Corporation announced its intent to close 283 stores, including the Chandler, Arizona store. The Bankruptcy Court approved these closings on March 20, 2002, as well as the liquidation procedures. Kmart indicated that the goal for closing these stores is by no later than September 2002. Until such time as the store is closed, Kmart is expected to continue to pay rent. The general Partner believes that the current rent at $5.37 per square foot is lower than market, and therefore, the space should be leasable to new tenants.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2001

Initial Cost to Partnership (A)		Gross amount at which carried at end of period (B)
		Building and	Costs Capitalized Subsequent to	Land and	Buildings and	Total	Accumulated Depreciation	Date Con-stru-	Date	Life on which Depreciation in latest statement of Operations
	Land	improvements	acquisition	improvements	improvements	(C)	(D)	cted	Acq	is computed

Health & Racquet Club:
Scandinavian Health Spa, Inc.
Broadview Hts., OH	$850,609	2,165,039	879	850,609	2,165,918	3,016,527	956,606	1984	10/19/1988	30 years

Nursing Home Facility:
Colonial Manor
LaGrange, IL	416,390	7,105,491	-	416,390	7,105,491	7,521,881	2,562,099	1924	06/071989	40 years

Retail Store:
K mart
Chandler, AZ	1,920,439	3,152,034	-	1,920,439	3,152,034	5,072,473	1,269,569	1986	12/291989	30 years

Totals	$3,187,438	12,422,564	879	3,187,438	12,423,443	15,610,881	4,788,274
	=========	==========	========	==========	=========	=========	=========

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2001

Notes:

  The initial cost to the Partnership represents the original purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
  The aggregate cost of real estate owned at December 31, 2001 for Federal income tax purposes was approximately $15,611,000 (unaudited.)
  Reconciliation of real estate owned:

	2001	2000	1999
Balance at beginning of year	$15,610,881	15,610,881	17,955,961
Capital expenditures	-	-	43,559
Disposals	-	-	(2,388,639)

Balance at end of year	$15,610,881	15,610,881	15,610,881
	=========	=========	=========
  Reconciliation of accumulated depreciation:

Balance at beginning of year	$4,428,736	4,046,018	4,047,610
Depreciation expense	359,538	382,718	429,504
Disposals	-	-	(431,096)

Balance at end of year	$4,788,274	4,428,736	4,046,018
	=========	=========	=========

Item 9. Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure matters during 2001.

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

    DANIEL L. GOODWIN (age 58) is Chairman of the Board of Directors of The Inland Group, Inc., a billion-dollar real estate and financial organization located in Oak Brook, Illinois. Among Inland's subsidiaries is the largest property management firm in Illinois and one of the largest commercial real estate and mortgage banking firms in the Midwest.

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

    ROBERT H. BAUM (age 57) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Baum is Vice Chairman and Executive Vice President-General Counsel of The Inland Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group, Inc. and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois and is a licensed real estate broker. He has served as a director of American National Bank of DuPage and currently serves as a director of Westbank. Mr. Baum also is a member of the Governing Council of Wellness House, a charitable organization that provides educational and emotional support for cancer patients and their families.

    G. JOSEPH COSENZA (age 57) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Cosenza is a Director and Vice Chairman of The Inland Group, Inc. and oversees, coordinates and directs Inland's many enterprises. In addition, Mr. Cosenza immediately supervises a staff of ten persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods. He has directly overseen the purchase of close to $4 billion of income producing real estate from 1968 to the present.

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

    ROBERT D. PARKS (age 58) has been with The Inland Group Inc. ("Inland") and its affiliates since 1968 and is one of the four original principals; Chairman of Inland Real Estate Investment Corporation and Director of Inland Securities Corporation. Mr. Parks is president, chief executive officer, and a director of Inland Real Estate Corporation. He is Chairman, Chief Executive Officer and Affiliated Director of Inland Retail Real Estate Trust, Inc. He is a director of Inland Real Estate Advisory Services, Inc., Inland Investment Advisors, Inc., Partnership Ownership Corp., Inland Southern Acquisitions, Inc. and Inland Southeast Investment Corp., and he is a Trustee of Inland Mutual Fund Trust.

Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for Inland Real Estate Investment Corporation. He oversees and coordinates the marketing of all investments and investor relations.

Prior to joining Inland, Mr. Parks was a school teacher in Chicago's public schools. He received his B.A. Degree from Northeastern Illinois University and his M.A. Degree from the University of Chicago. He is a registered Direct Participation Program Limited Principal with the National Association of Securities Dealers, Inc. He is also a member of the Real Estate Investment Association, the Financial Planning Association, the Foundation for Financial Planning, as well as a member of the National Association of Real Estate Investments Trusts, Inc.

    BRENDA G. GUJRAL (age 60) is President and Chief Operating Officer of Inland Real Estate Investment Corporation (IREIC). She is also President and Chief Operating Officer of Inland Securities Corporation (ISC), a member firm of the National Association of Securities Dealers (NASD).

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

    CATHERINE L. LYNCH (age 43) joined Inland in 1989 and is the Treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the Corporate Accounting Department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG Peat Marwick since 1980. She received her B.S. Degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

    ROBERTA S. MATLIN (age 57) joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President--Investments of IREIC, directing the day-to-day internal operations of the General Partner. Ms. Matlin is a Director of IREIC and ISC. She is President and Director of Inland Investment Advisors, Inc. and Intervest Southern Real Estate Corporation and a trustee of Inland Mutual Fund Trust. Until December 31, 2001, she was a Director of Inland Apartment Acquisitions, Inc. Prior to joining Inland, she spent 11 years with the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. Ms. Matlin received her B.A. Degree from the University of Illinois. She is registered with the NASD as a general securities principal and investment advisor.

    PATRICIA A. DELROSSO (age 49) joined Inland in 1985. Ms. DelRosso serves as Senior Vice President of Inland Real Estate Investment Corporation in the area of Asset Management. As head of the Asset Management Department, she develops operating and disposition strategies for all investment-owned properties. Ms. DelRosso also serves as President of the newly formed Inland Real Estate Exchange Corporation. In this capacity, she develops, implements and evaluates business plans for tenant-in-common and customized 1031 tax-deferred exchange replacement property offerings. Ms. DelRosso received her Bachelor's degree from George Washington University and her Master's from Virginia Tech University. Ms. DelRosso is a licensed real estate broker, NASD registered securities sales representative, a member of the Urban Land Institute and a member of the Northern Illinois Commercial Association of Realtors.

    KELLY TUCEK (age 39) joined Inland in 1989 and is an Assistant Vice President of Inland Real Estate Investment Corporation. As of August 1996, Ms. Tucek is responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

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

The General Partner of the Partnership and its Affiliates may be reimbursed for their expenses or out-of-pocket expenses relating to administration of the Partnership and salaries and direct expenses of employees of the General Partner and its Affiliates for the administration of the Partnership. Such costs for 2001 were $50,991, of which $7,775 was unpaid as of December 31, 2001. During 2001, Affiliates of the General Partner earned $16,762 in management fees in connection with managing the Partnership's properties, all of which is paid as of December 31, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth information as of December 31, 2001, regarding any person known to be beneficial owner of more than 5% of the outstanding Units of the Partnership.

	Amount and Nature
	of Beneficial	Percent
Name of Beneficial Owner	Ownership	of Class

Partnership Ownership Corporation	3,343 Units directly	6.67%
  The officers and directors of the General Partner of the Partnership own as a group the following Units of the Partnership:

Amount and Nature
	of Beneficial	Percent
Title of Class	Ownership	of Class

Limited Partnership Units	71 Units directly	Less than 1/2%

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

  Financial Statement Schedules.

  Financial statement schedules for the years ended December 31, 2001, 2000, and 1999 are submitted herewith:

Page

Real Estate and Accumulated Depreciation (Schedule III)	28

  All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

  Reports on Form 8-K.

None.

No Annual Report or proxy material for the year 2001 has been sent to the Partners of the Partnership. An Annual Report will be sent to the Partners subsequent to this filing and the Partnership will furnish copies of such report to the Commission when it is sent to the Partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INLAND'S MONTHLY INCOME FUND II, L.P.
Inland Real Estate Investment Corporation
General Partner

/s/	Robert D. Parks

By:	Robert D. Parks
Chairman of the Board and Chief Executive Officer
Date:	March 25, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
By:	Inland Real Estate Investment Corporation
General Partner

/s/	Robert D. Parks

By:	Robert D. Parks
Chairman of the Board and Chief Executive Officer
Date:	March 25, 2002

/s/	Patricia A. DelRosso

By:	Patricia A. DelRosso
Senior Vice President
Date:	March 25, 2002

/s/	Kelly Tucek

By:	Kelly Tucek
Principal Financial Officer and Principal Accounting Officer
Date:	March 25, 2002

/s/	Daniel L. Goodwin

By:	Daniel L. Goodwin
Director
Date:	March 25, 2002

/s/	Robert H. Baum

By:	Robert H. Baum
Director
Date:	March 25, 2002