Form 10-Q
period 2002-06-30
INLAND MONTHLY INCOME FUND II L P
filed 2002-08-01
CIK 835322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2002

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

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Balance Sheets

June 30, 2002 and December 31, 2001
(unaudited)

Assets

	2002	2001

Current assets:
Cash and cash equivalents	$1,264,883	1,332,850
Accounts and rents receivable	1,060	658

Total current assets	1,265,943	1,333,508

Investment properties (including acquisition fees paid to Affiliates of $1,250,037 at June 30, 2002 and December 31, 2001):
Land	3,187,438	3,187,438
Buildings and improvements	12,423,443	12,423,443

	15,610,881	15,610,881
Less accumulated depreciation	4,959,765	4,788,274

Net investment properties	10,651,116	10,822,607

Other assets:
Deferred leasing fees to Affiliates (net of accumulated amortization of $188,789 and $184,864 at June 30, 2002 and December 31, 2001, respectively)	39,843	42,868
Deferred rent receivable (Note 2)	419,717	377,567

Total other assets	459,560	420,435

Total assets	$12,376,619	12,576,550
	==========	========

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Balance Sheets
(continued)

June 30, 2002 and December 31, 2001
(unaudited)

Liabilities and Partners' Capital

	2002	2001

Current liabilities:
Accounts payable	$-	1,274
Accrued real estate taxes	60,000	-
Distributions payable (Note 4)	120,162	124,169
Due to Affiliates (Note 3)	3,750	7,775
Deposits held for others	346,590	362,610

Total current liabilities	530,502	498,828

Commission payable to Affiliate (Note 3)	132,000	132,000

Total liabilities	662,502	631,828

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	50,856	52,571

	51,356	53,071
Limited Partners:
Units of $500. Authorized 80,000 Units, 50,095.50 Units outstanding (net of offering costs of $3,148,734, of which $653,165 was paid to Affiliates)	21,916,510	21,916,510
Cumulative net income	18,747,422	18,255,326
Cumulative distributions	(29,001,171)	(28,276,185)

	11,662,761	11,895,651

Total Partners' capital	11,714,117	11,948,722

Total liabilities and Partners' capital	$12,376,619	12,576,550
	=========	==========

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Statements of Operations

For the three and six months ended June 30, 2002 and 2001
(unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	Ended	ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Income:
Rental income (Note 2)	$425,099	445,798	850,197	889,636
Additional rental income	2,259	2,259	4,519	4,519
Interest income	3,980	9,759	8,047	21,117
Other income	-	-	-	109

	431,338	457,816	862,763	915,381
Expenses:
Professional services to Affiliates	3,749	5,003	5,991	11,339
Professional services to non- affiliates	-	8,457	24,660	24,710
General and administrative expenses to Affiliates	6,449	5,790	12,565	13,786
General and administrative expenses to non-affiliates	4,031	3,653	15,661	11,223
Property operating expenses to Affiliates	4,916	3,115	9,744	7,259
Property operating expenses to non-affiliates	124,545	-	129,245	2,364
Depreciation	85,746	95,679	171,491	191,358
Amortization	1,513	1,513	3,025	3,026

	230,949	123,210	372,382	265,065

Net income	$200,389	334,606	490,381	650,316
	=========	==========	=========	=========
Net income (loss) allocated to:
General Partner	(858)	(957)	(1,715)	(1,914)
Limited Partners	201,247	335,563	492,096	652,230

Net income	$200,389	334,606	490,381	650,316
	=========	==========	=========	=========
Net loss allocated to the one
General Partner Unit	$(858)	(957)	(1,715)	(1,914)
	=========	==========	=========	=========
Net income per Unit, basic and diluted, allocated to Limited Partners per weighted average Limited Partnership Units of 50,095.50	$4.01	6.70	9.82	13.02
	=========	==========	=========	=========

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Statements of Cash Flows

For six months ended June 30, 2002 and 2001
(unaudited)

	2002	2001

Cash flows from operating activities:
Net income	$490,381	650,316
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	171,491	191,358
Amortization	3,025	3,026
Changes in assets and liabilities:
Accounts and rents receivable	(402)	(241,088)
Other assets	-	167
Deferred rent receivable	(42,150)	-
Accounts payable	(1,274)	(37,949)
Accrued real estates taxes	60,000	-
Due to Affiliates	(4,025)	(6,401)

Net cash provided by operating activities	677,046	559,429

Cash flows from financing activities:
Deposits held for others	(16,020)	(89,036)
Cash distributions	(728,993)	(728,465)

Net cash used in financing activities	(745,013)	(817,501)

Net decrease in cash and cash equivalents	(67,967)	(258,072)
Cash and cash equivalents at beginning of period	1,332,850	1,413,462

Cash and cash equivalents at end of period	$1,264,883	1,155,390
	==========	=========

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Notes to Financial Statements

June 30, 2002
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

(2)  Deferred Rent Receivable

Certain tenant leases contain provisions providing for scheduled rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the straight-line basis. The accompanying financial statements include an increase of $42,150 and $0 for the six months ended June 30, 2002 and 2001, of rental income for the period of occupancy for which scheduled rent increases apply and $419,717 and $377,567 in related deferred rent receivable as of June 30, 2002 and December 31, 2001, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2002
(unaudited)

(3)   Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $3,750 and $7,775 was unpaid as of June 30, 2002 and December 31, 2001, respectively.

An Affiliate of the General Partner earned Property Management Fees of $9,744 and $7,259 for the six months ended June 30, 2002 and 2001, respectively, in connection with managing the Partnership's properties. Such fees are included in property operating expenses to Affiliates, all of which was paid as of June 30, 2002 and 2001.

In connection with the sale of The Wholesale Club on January 8, 1991, the Partnership recorded $132,000 of sales commission payable to an Affiliate of the General Partner. Such commission has been deferred until the Limited Partners receive their Original Capital plus a return as specified in the Partnership Agreement.

(4)  Subsequent Events

During July 2002, the Partnership paid a distribution of $120,162 to the Limited Partners.

As a result of the termination of the Kmart lease, the General Partner has temporarily reduced the annual distribution rate to 5% per annum, paid monthly, effective July 1, 2002.

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

Liquidity and Capital Resources

On August 4, 1988, the Partnership commenced an Offering of 50,000 (subject to increase to 80,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 4, 1990, with total sales of 50,647.14 Units at $500 per Unit, resulting in gross offering proceeds of $25,323,569, not including the General Partner's contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Partnership has acquired five properties utilizing $21,224,542 of capital proceeds collected. On January 8, 1991, the Partnership sold one of its properties, The Wholesale Club. On November 30, 1999, the Partnership sold another of its properties, Eurofresh Plaza. As of June 30, 2002, cumulative distributions to Limited Partners totaled $28,636,678, of which $4,395,565 represents proceeds from the sale of The Wholesale Club, $2,392,818 represents proceeds from the sale of Eurofresh Plaza, and $21,848,295 represents distributable cash flow from the properties. The Partnership repurchased 551.64 Units for $260,285 from various Limited Partners through the Unit Repurchase Program. There are no funds remaining for the repurchase of Units through this program.

As of June 30, 2002, the Partnership had cash and cash equivalents of approximately $1,265,000 which includes approximately $346,000 held in an unrestricted escrow account for the payment of real estate taxes for Colonial Manor Living Center. The Partnership intends to use such remaining funds for property upgrades, distributions and for other working capital requirements.

As of June 30, 2002, the Partnership has made cumulative distributions of $253,868 in addition to the 8% annualized return to the Limited Partners from excess cash flow. To the extent that the cash flow from the properties is insufficient to meet the Partnership's needs, the Partnership may rely on advances from Affiliates of the General Partner, other short-term financing, or may sell one or more of the properties or may reduce the distribution rate. See Note (4).

Results of Operations

At June 30, 2002, the Partnership owns three operating properties. Two of the Partnership's three operating properties, Scandinavian Health Spa and Colonial Manor Living Center, are leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant. The lease of the other property owned by the Partnership, Kmart, provided that the Partnership be responsible for maintenance of the structure and the parking lot and the tenant is required to reimburse the Partnership for portions of insurance, real estate taxes and common area maintenance. As of June 29, 2002, Kmart has rejected their lease and will cease rent payments.

Rental income decreased for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001, due to the reduction in the annual rent on the Colonial Manor Living Center under the new lease, which began July 1, 2001.

The Kmart Corporation filed for Chapter 11 bankruptcy reorganization on January 22, 2002. As a result thereof, Kmart has the option to accept or reject its lease with the Partnership. On March 8, 2002, Kmart Corporation announced its intent to close 283 stores, including the Chandler, Arizona store. The Bankruptcy Court approved these closings on March 20, 2002, as well as the liquidation procedures. As of June 29, 2002, Kmart has rejected their lease for the Chandler, Arizona property and has ceased making rent payments. The General Partner believes that the current rent at $5.37 per square foot is at or below market, and therefore, the space may be leasable to new tenants. It is the intent of the General Partner to use its best efforts to lease this space. Commissions or concessions may be required to obtain or attract replacement tenants. The General Partner will file a lease rejection claim with the bankruptcy court on behalf o ft he Partnership.

General and administrative expenses to Affiliates decreased for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001, due to a decrease in investor service expense. General and administrative expenses to non-affiliates increased for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001, due to an increase in printing and state tax expense.

Property operating expenses to non-affiliates increased for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001, due to an increase in the real estate tax expense as a result of Kmart rejecting their lease. During 2002, the Partnership paid the second installment of 2001 real estate taxes and accrued real estate taxes payable for the six months ended June 30, 2002.

The following is a list of approximate occupancy levels for the Partnership's investment properties as of the end of each quarter during 2001 and 2002:

	2001				2002
Properties	03/31	06/30	09/30	12/31	03/31	06/30	09/30	12/31

Scandinavian Health Spa	100%	100%	100%	100%	100%	100%
Broadview Heights, Ohio

Colonial Manor	100%	100%	100%	100%	100%	100%
LaGrange, Illinois

Kmart	100%	100%	100%	100%	100%	0%
Chandler, Arizona

PART II - Other Information

Items 1 through 6(b) are omitted because of the absence of conditions under which they are required.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND MONTHLY INCOME FUND II, L.P.

By:	Inland Real Estate Investment Corporation
General Partner

/S/ ROBERT D. PARKS

By:	Robert D. Parks
Chairman
Date:	August 1, 2002

/S/ PATRICIA A. DELROSSO

By:	Patricia A. DelRosso
Senior Vice President
Date:	August 1, 2002

/S/ KELLY TUCEK

By:	Kelly Tucek
Principal Financial Officer and
Principal Accounting Officer
Date:	August 1, 2002