Form 10-Q
period 2002-09-30
INLAND MONTHLY INCOME FUND II L P
filed 2002-11-12
CIK 835322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2002

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

 INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Balance Sheets

September 30, 2002 and December 31, 2001
(unaudited)

Assets
	2002	2001

Current assets:
Cash and cash equivalents	$1,354,291	1,332,850
Accounts and rents receivable	627	658

Total current assets	1,354,918	1,333,508

Investment properties (including acquisition fees paid to Affiliates of $1,250,037 at September 30, 2002 and December 31, 2001):
Land	3,187,438	3,187,438
Buildings and improvements	12,423,443	12,423,443

	15,610,881	15,610,881
Less accumulated depreciation	5,045,510	4,788,274

Net investment properties	10,565,371	10,822,607

Other assets:
Deferred leasing fees to Affiliates (net of accumulated amortization of $220,555 and $184,864 at September 30, 2002 and December 31, 2001, respectively)	7,177	42,868
Deferred rent receivable (Note 2)	434,755	377,567

Total other assets	441,932	420,435

Total assets	$12,362,221	12,576,550

See accompanying notes to financial statements.

 INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Balance Sheets
(continued)

September 30, 2002 and December 31, 2001
(unaudited)

Liabilities and Partners' Capital
	2002	2001

Current liabilities:
Accounts payable	$17,788	1,274
Accrued real estate taxes	34,598	-
Distributions payable (Note 4)	75,103	124,169
Due to Affiliates (Note 3)	6,767	7,775
Deposits held for others	458,520	362,610

Total current liabilities	592,776	495,828

Commission payable to Affiliate (Note 3)	132,000	132,000

Total liabilities	724,776	627,828

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	49,999	52,571

	50,499	53,071
Limited Partners:
Units of $500. Authorized 80,000 Units, 50,095.50 Units outstanding (net of offering costs of $3,148,734, of which $653,165 was paid to Affiliates)	21,916,510	21,916,510
Cumulative net income	18,901,918	18,255,326
Cumulative distributions	(29,231,482)	(28,276,185)

	11,586,946	11,895,651

Total Partners' capital	11,637,445	11,948,722

Total liabilities and Partners' capital	$12,362,221	12,576,550

See accompanying notes to financial statements.

 INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Statements of Operations

For the three and nine months ended September 30, 2002 and 2001
(unaudited)
	Three months	Three months	Nine months	Nine months
	ended	ended	Ended	ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Income:
Rental income (Notes 1 and 2)	$312,099	418,317	1,162,296	1,307,953
Additional rental income	-	2,261	4,519	6,780
Interest income	3,966	3,207	12,013	24,324
Other income	-	3,646	-	3,755
	316,065	427,431	1,178,828	1,342,812
Expenses:
Professional services to Affiliates	3,232	7,524	9,223	18,863
Professional services to non- affiliates	3,000	2,000	27,660	26,710
General and administrative expenses to Affiliates	7,056	8,222	19,621	22,008
General and administrative expenses to non-affiliates	5,939	5,401	21,600	16,624
Property operating expenses to Affiliates	4,086	6,016	13,830	13,275
Property operating expenses to non-affiliates	20,702	3,075	149,947	5,439
Depreciation	85,745	82,434	257,236	273,792
Amortization	32,666	1,513	35,691	4,539
	162,426	116,185	534,808	381,250

Net income	$153,639	311,246	644,020	961,562
	==========	===========	==========	==========
Net income (loss) allocated to:
General Partner	(857)	(824)	(2,572)	(2,738)
Limited Partners	154,496	312,070	646,592	964,300

Net income	$153,639	311,246	644,020	961,562
	==========	===========	==========	==========
Net loss allocated to the one
General Partner Unit	$(857)	(824)	(2,572)	(2,738)
	==========	===========	==========	==========
Net income per Unit, basic and diluted, allocated to Limited Partners per weighted average Limited Partnership Units of 50,095.50	$3.08	6.23	12.91	19.25
	==========	===========	==========	==========

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Statements of Cash Flows

For nine months ended September 30, 2002 and 2001
(unaudited)
	2002	2001
Cash flows from operating activities:
Net income	$644,020	961,562
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	257,236	273,792
Amortization	35,691	4,539
Provision for impairment
Changes in assets and liabilities:
Accounts and rents receivable	31	2,156
Other assets	-	167
Deferred rent receivable	(57,188)	(84,513)
Real estate taxes payable	34,598	-
Accounts payable	16,514	(37,045)
Due to Affiliates	(1,008)	(1,964)

Net cash provided by operating activities	929,894	1,118,694

Cash flows from financing activities:
Deposits held for others	95,910	67,363
Cash distributions	(1,004,363)	(1,096,965)

Net cash used in financing activities	(908,453)	(1,029,602)

Net increase in cash and cash equivalents	21,441	89,092
Cash and cash equivalents at beginning of period	1,332,850	1,413,462

Cash and cash equivalents at end of period	$1,354,291	1,502,554

See accompanying notes to financial statements.

 INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Notes to Financial Statements

September 30, 2002
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

(2)  Deferred Rent Receivable

Certain tenant leases contain provisions providing for scheduled rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the straight-line basis. The accompanying financial statements include increases of $57,188 and $84,513 for the nine months ended September 30, 2002 and 2001, of rental income for the period of occupancy for which scheduled rent increases apply and $434,755 and $377,567 in related deferred rent receivable as of September 30, 2002 and December 31, 2001, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2002
(unaudited)

(3)   Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $6,767 and $7,775 was unpaid as of September 30, 2002 and December 31, 2001, respectively.

An Affiliate of the General Partner earned Property Management Fees of $13,830 and $13,275 for the nine months ended September 30, 2002 and 2001, respectively, in connection with managing the Partnership's properties. Such fees are included in property operating expenses to Affiliates, all of which was paid as of September 30, 2002 and 2001.

In connection with the sale of The Wholesale Club on January 8, 1991, the Partnership recorded $132,000 of sales commission payable to an Affiliate of the General Partner. Such commission has been deferred until the Limited Partners receive their Original Capital plus a return as specified in the Partnership Agreement.

(4)  Subsequent Events

During October 2002, the Partnership paid a distribution of $75,103 to the Limited Partners.

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

Liquidity and Capital Resources

On August 4, 1988, the Partnership commenced an Offering of 50,000 (subject to increase to 80,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 4, 1990, with total sales of 50,647.14 Units at $500 per Unit, resulting in gross offering proceeds of $25,323,569, not including the General Partner's contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Partnership has acquired five properties utilizing $21,224,542 of capital proceeds collected. On January 8, 1991, the Partnership sold one of its properties, The Wholesale Club. On November 30, 1999, the Partnership sold another of its properties, Eurofresh Plaza. As of September 30, 2002, cumulative distributions to Limited Partners totaled $29,231,482, of which $4,395,565 represents proceeds from the sale of The Wholesale Club, $2,392,818 represents proceeds from the sale of Eurofresh Plaza, and $22,443,099 represents distributable cash flow from the properties. The Partnership repurchased 551.64 Units for $260,285 from various Limited Partners through the Unit Repurchase Program. There are no funds remaining for the repurchase of Units through this program.

As of September 30, 2002, the Partnership had cash and cash equivalents of approximately $1,354,000 which includes approximately $458,000 held in an unrestricted escrow account for the payment of real estate taxes for Colonial Manor Living Center. The Partnership intends to use such remaining funds for property upgrades, distributions and for other working capital requirements.

As of September 30, 2002, the Partnership has made cumulative distributions of $253,868 in addition to the 8% annualized return to the Limited Partners from excess cash flow. To the extent that the cash flow from the properties is insufficient to meet the Partnership's needs, the Partnership may rely on advances from Affiliates of the General Partner, other short-term financing, or may sell one or more of the properties or may reduce the distribution rate. See Note (4).

Results of Operations

At September 30, 2002, the Partnership owns three operating properties. Two of the Partnership's three operating properties, Scandinavian Health Spa and Colonial Manor Living Center, are leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant. The lease of the other property owned by the Partnership, Kmart, provided that the Partnership be responsible for maintenance of the structure and the parking lot and the tenant is required to reimburse the Partnership for portions of insurance, real estate taxes and common area maintenance. As of June 29, 2002, Kmart has rejected their lease and ceased rent payments.

Rental income decreased for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001, due to the reduction in the annual rent on the Colonial Manor Living Center under the new lease, which began July 1, 2001 and the termination of the Kmart lease on June 29, 2002.

The Kmart Corporation filed for Chapter 11 bankruptcy reorganization on January 22, 2002. As a result thereof, Kmart had the option to accept or reject its lease with the Partnership. On March 8, 2002, Kmart Corporation announced its intent to close 283 stores, including the Chandler, Arizona store. The Bankruptcy Court approved these closings on March 20, 2002, as well as the liquidation procedures. As of June 29, 2002, Kmart has rejected their lease for the Chandler, Arizona property and has ceased making rent payments. The General Partner believes that the current rent at $5.37 per square foot is at or below market, and therefore, the space may be leasable to new tenants. It is the intent of the General Partner to use its best efforts to lease this space. Commissions or concessions may be required to obtain or attract replacement tenants. The General Partner will file a lease rejection claim with the bankruptcy court on behalf of the Partnership.

General and administrative expenses to non-affiliates increased for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001, due to an increase in printing and state tax expense.

Property operating expenses to non-affiliates increased for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001, due to an increase in the real estate tax expense and other property related expenses as a result of Kmart rejecting their lease. During 2002, the Partnership paid the second installment of 2001 real estate taxes and accrued real estate taxes payable for the nine months ended September 30, 2002.

The following is a list of approximate occupancy levels for the Partnership's investment properties as of the end of each quarter during 2001 and 2002:
	2001				2002
Properties	03/31	06/30	09/30	12/31	03/31	06/30	09/30	12/31

Scandinavian Health Spa	100%	100%	100%	100%	100%	100%	100%
Broadview Heights, Ohio

Colonial Manor	100%	100%	100%	100%	100%	100%	100%
LaGrange, Illinois

Kmart	100%	100%	100%	100%	100%	0%	0%
Chandler, Arizona

Item 3: Quantitative and Qualitative Disclosures about Market Risks

Not Applicable.

Item 4: Controls and Procedures

Within 90 days prior to the filing date of this report, the General Partner conducted, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information that is required to be disclosed in the periodic reports that we must file with the Securities and Exchange Commission.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - Other Information

Items 1 through 5 are omitted because of the absence of conditions under which they are required.

(a)  Exhibits:

      99.1 Section 906 Certification by the Principal Executive Officer

      99.2 Section 906 Certification by the Principal Financial Officer

(b)  Reports on Form 8-K:

      None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND MONTHLY INCOME FUND II, L.P.

By:	Inland Real Estate Investment Corporation
General Partner

/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
President
Date:	November 12, 2002

/S/ PATRICIA A. DELROSSO

By:	Patricia A. DelRosso
Senior Vice President
Date:	November 12, 2002

/S/ KELLY TUCEK

By:	Kelly Tucek
Assistant Vice President and
Principal Financial Officer
Date:	November 12, 2002

SECTION 302 CERTIFICATION

I, Brenda G. Gujral, President, certify that:

    I have reviewed this quarterly report on Form 10-Q of Inland Monthly Income Fund II, L.P.;

    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    By: Inland Real Estate Investment Corporation

    General Partner

    /S/ Brenda G. Gujral

    Name: Brenda G. Gujral

    Title: President of the General Partner and

    Principal Executive Officer of Inland Monthly Income Fund II, L.P

    Date: November 12, 2002

    Section 302 CERTIFICATION

    I, Kelly Tucek, Assistant Vice President, certify that:

    I have reviewed this quarterly report on Form 10-Q of Inland Monthly Income Fund II, L.P.;
    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.
    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
      evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: Inland Real Estate Investment Corporation

General Partner

/S/ Kelly Tucek____________________________________

Name: Kelly Tucek

Title: Assistant Vice President of the General Partner and

Principal Financial Officer of Inland Monthly Income Fund II, L.P.

Date: November 12, 2002