Form 10-K
period 2002-12-31
INLAND MONTHLY INCOME FUND II L P
filed 2003-03-27
CIK 835322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2002

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

Indicate by a checkmark whether the registrant is an accelerated filer (as defined in Securities Exchange Act Rule 12b-2)          __ Yes           X  No

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

TABLE OF CONTENTS

PART I

Item 1. Business

Inland Monthly Income Fund II, L.P. was formed on June 20, 1988, to invest in improved residential, retail, industrial and other income producing properties. On August 4, 1988, we commenced an offering of 50,000 limited partnership units (subject to an increase of up to 30,000 additional units) pursuant to a Registration under the Securities Act of 1933. The offering terminated on August 4, 1990, after we had sold 50,647.14 units at $500 per unit, resulting in gross offering proceeds of $25,323,569, not including the general partner's contribution of $500. All of the holders of our units were admitted to our partnership. Inland Real Estate Investment Corporation is our general partner. We acquired five properties utilizing $21,224,542 of capital proceeds collected. On January 8, 1991, we sold one of our properties, The Wholesale Club. On November 30, 1999, we sold another of our properties, Eurofresh Plaza. Our limited partners share in their portion of benefits of ownership of our real property investments according to the number of units held. We repurchased 551.64 units for $260,285 from various limited partners through the unit repurchase program. There are no funds remaining for the repurchase of units through this program.

We are engaged in the business of real estate investment which management considers being a single operating segment. A presentation of information about operating segments would not be material to an understanding of our business taken as a whole.

We acquired fee ownership of the following real property investments:
Property and Location	Square Feet	Date of Purchase
Scandinavian Health Spa	26,040	10/19/88
Health & Racquet Club
Broadview Heights, Ohio

Wholesale Club	103,000	12/06/88
Commercial Warehouse		(sold 01/08/91)
Fort Wayne, Indiana

Colonial Manor	107,867	06/07/89
Living Center
LaGrange, Illinois

Kmart *	84,146	12/29/89
Retail Store
Chandler, Arizona

Eurofresh Plaza	52,475	12/31/90
Shopping Center		(sold 11/30/99)
Palatine, Illinois

*The Kmart Corporation filed for Chapter 11 bankruptcy reorganization on January 22, 2002. As a result thereof, Kmart had the option to accept or reject our lease. On March 8, 2002, Kmart Corporation announced its intent to close 283 stores, including the Chandler, Arizona store. The Bankruptcy Court approved these closings on March 20, 2002, as well as the liquidation procedures. As of June 29, 2002, Kmart rejected their lease for the Chandler, Arizona property and ceased making rent payments. The general partner filed a lease rejection claim with the bankruptcy court on our behalf. The general partner believes that the current rent at $5.37 per square foot is lower than market, and therefore, the space should be leasable to new tenants. It is the intent of the general partner to use its best efforts to lease this space. Commissions, concessions and tenant improvements may be required to obtain or attract replacement tenants.

We have utilized our offering proceeds to acquire properties. The leases at certain of our properties entitled us to participate in gross receipts of lessees above fixed minimum amounts. Our receipt of such amounts depended in part on the ability of those lessees to compete with similar businesses in their respective vicinities. As of December 31, 2002, there are no such leases.

We also compete with many other entities engaged in real estate investment activities in the disposition of property. The ability to locate purchasers for the properties will depend primarily on the operations of the properties and the desirability of the locations of the operating properties.

Our real property investments are subject to competition from similar types of properties in the vicinity in which each is located. Approximate occupancy levels for the properties are set forth on a year-end basis in the table in Item 2 below to which reference is hereby made. Our real property investments are located in Arizona, Illinois and Ohio. We have no real property investments located outside the United States. We do not segregate revenues or assets by geographic region, and such a presentation would not be material to an understanding of our business taken as a whole.

The following is a list of our significant net operating leases and the revenues from those leases as a percent of our gross income.

Significant net operating leases	2002	2001	2000

Elite Care Corporation "Elite"	60%	51%	52%

Scandinavian Health Spa, Inc. "SHS"	24%	20%	20%

Kmart Corporation "Kmart"	15%	25%	23%

Elite, the tenant of the Colonial Manor Nursing Home, made the deferred rental payment which was due on February 1, 2001. The general partner and Elite entered into a revised ten-year lease, which began as of July 1, 2001. Under the new lease, Elite received a five-month rent abatement with the first payment due on December 1, 2001 and a 17% reduction in the annual rent. Effective March 1, 2003, due to economic conditions in the nursing home industry, the lease for the property has been amended to reduce the rent to $666,855 per year and to eliminate the increase in rent over the term of the lease.

The general partner has executed an amendment of the health club lease through September 30, 2013. Annual base rent will increase from $359,094 to $383,231 per year commencing April 1, 2003. As part of the extension, we will advance $400,000 for tenant improvements and equipment at the property.

We had no employees during 2002.

Our general partner and its affiliates provide services to us. The general partner and its affiliates are reimbursed for salaries and expenses of employees of the general partner and its affiliates relating to the administration of the partnership. An affiliate of the general partner receives a property management fee for management and leasing services relating to our properties.

Item 2. Properties

We own directly the properties referred to in Item 1 to which reference is hereby made for a description of said properties.

The following is a list of approximate occupancy levels for our investment properties as of the end of each of the last five years. N/A indicates the property was not owned by us at the end of the year.
Properties	2002	2001	2000	1999	1998

Scandinavian Health Spa	100%	100%	100%	100%	100%

Colonial Manor	100%	100%	100%	100%	100%

Kmart	0%	100%	100%	100%	100%

Eurofresh Plaza	N/A	N/A	N/A	N/A	85%

The following is a list of average effective annual rents per square foot for our investment properties for each of the last five years. N/A indicates the property was not owned by us at the end of the year.
Properties	2002	2001	2000	1999	1998

Scandinavian Health Spa	$13.79	13.79	13.79	13.79	13.79

Colonial Manor	8.24	8.24	8.00	8.00	8.00

Kmart	5.37*	5.37	5.37	5.37	5.37

Eurofresh Plaza	N/A	N/A	N/A	N/A	3.96

* Effective annual rent as of the termination of the lease.

The following tables set forth certain information with respect to the amount and expiration of leases for our investment properties as of December 31, 2002:
	Square Feet		Renewal	December 31, 2002	Rent Per
Lessee	Leased	Lease Ends	Options	Annual Rent	Square Foot

Scandinavian Health Spa, Inc. (2)	26,040	12/2004	2/5 years	$359,094	$13.79

Elite Care Corporation (3)	107,867	6/2011	1/5 years	829,150	7.68

Year Ending	Number of Leases	Approx. Gross Leasable Area ("GLA") of Expiring Leases	Annual Base Rent of Expiring	Total Annual Base Rent	Annual Base Rent Per Sq. Ft. Under Expiring	% of Total GLA Represented By Expiring	% of Annual Base Rent Represented By Expiring
Dec 31,	Expiring	(square feet)	Leases ($)	(1) (2) (3)($)	Leases ($)	Leases (%)	Leases (%)

2003	-	-	-	1,071,097	-	-	-
2004	-	-	-	1,050,086	-	-	-
2005	-	-	-	1,053,341	-	-	-
2006	-	-	-	1,063,106	-	-	-
2007	-	-	-	1,063,106	-	-	-
2008	-	-	-	1,066,361	-	-	-
2009	-	-	-	1,076,126	-	-	-
2010	-	-	-	1,079,381	-	-	-
2011	1	107,867	666,855	1,089,146	6.18	49.47	61.23
  No assumptions have been made regarding the releasing of expired leases. It is the opinion of the general partner that the space will be released at market prices.
  The general partner has executed an amendment of the health club lease through September 30, 2013. Annual base rent will increase from $359,094 to $383,231 per year commencing April 1, 2003. As part of the extension, we will advance $400,000 for tenant improvements and equipment at the property. The modification of this lease is included in the table above.
  The general partner has executed an amendment to the Elite lease to reduce the annual rent to $666,855 per year with no increases in rent over the term of the lease. The modification of this lease is included in the table above.

Item 3. Legal Proceedings

We are not subject to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during 2002.

PART II

Item 5. Market for the Partnership's limited partnership Units and Related Security Holder Matters

As of December 31, 2002, there were 1,952 holders of our units. There is no public market for units nor is it anticipated that any public market for units will develop. Reference is made to Item 6 below for a discussion of cash distributions made to the limited partners.

Although we have established a unit repurchase program, there are no funds remaining for the repurchase of units through this program.

Item 6. Selected Financial Data

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

For the years ended December 31, 2002, 2001, 2000, 1999, and 1998

(not covered by Independent Auditors' Report)
	2002	2001	2000	1999	1998

Total assets	$12,292,640	12,576,550	12,786,600	15,529,722	15,621,400

Total income	1,494,104	1,819,548	1,767,769	1,982,302	2,071,413

Net income from operations	806,768	1,332,270	1,174,659	1,144,583	1,258,738

Gain on sale of investment property	-	-	-	582,147	-

Net income	806,768	1,332,270	1,174,659	1,726,730	1,258,738

Net income (loss) per the one general partner unit	(3,430)	(3,595)	(3,827)	16	(4,297)

Net income allocated per limited partnership unit (b)	16.17	26.67	23.52	34.47	25.21

Distributions to limited partners	1,032,901	1,461,795	3,871,221	1,653,427	1,653,426

Distributions per limited partnership unit (b)	20.62	29.18	77.28	33.01	33.01

  The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this annual report.
  The net income per unit and distribution per unit data is based upon the weighted average number of units outstanding of 50,095.50.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this annual report on Form 10-K constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. These factors include, among other things, competition for tenants; federal, state, or local regulations; adverse changes in general economic or local conditions; uninsured losses; and potential conflicts of interest between us and our Affiliates, including the general partner.

Liquidity and Capital Resources

On August 4, 1988, we commenced an offering of 50,000 (subject to increase to 80,000) limited partnership units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The offering terminated on August 4, 1990, after we had sold 50,647.14 units at $500 per unit, resulting in gross offering proceeds of $25,323,569, not including the general partner's contribution of $500. All of the holders of these units have been admitted to our partnership. We acquired five properties utilizing $21,224,542 of capital proceeds collected. On January 8, 1991, we sold one of our properties, The Wholesale Club. On November 30, 1999, we sold another of our properties, Eurofresh Plaza. As of December 31, 2002, cumulative distributions to limited partners totaled $29,309,086; of which $4,395,565 represents proceeds from the sale of The Wholesale Club, $2,392,818 represents proceeds from the sale of Eurofresh Plaza and $22,520,703 represents distributable cash flow from the properties. We repurchased 551.64 units for $260,285 from various limited partners through the unit repurchase program. There are no funds remaining for the repurchase of Units through this program.

As of December 31, 2002, we had cash and cash equivalents of $1,356,342 which includes approximately $370,000 held in an unrestricted escrow account for the payment of real estate taxes for Colonial Manor Living Center. We intend to use such remaining funds for distributions and for working capital requirements.

As of December 31, 2002, we have made cumulative distributions of $253,868 in addition to the 8% annualized return to the limited partners from excess cash flow. Through June 30, 2002, the properties owned by us were generating cash flow in excess of the 8% annualized distributions to the limited partners (paid monthly), in addition to covering all our operating expenses. As a result of the termination of the Kmart lease on June 29, 2002, we reduced the annualized return to the limited partners to 5%, beginning in July 2002. In December 2002, the general partner temporarily suspended distributions to the limited partners due to uncertainty of the Elite and SHS leases and re-tenanting costs anticipated with the Kmart property. To the extent that the cash flow from the properties is insufficient to meet our needs, we may rely on advances from Affiliates of the general partner, other short-term financing, or may sell one or more of the properties.

The general partner has executed an amendment of the SHS lease through September 30, 2013. Annual base rent will increase from $359,094 to $383,231 per year commencing April 1, 2003. As part of the extension, we will advance $400,000 for tenant improvements and equipment at the property

Effective March 1, 2003, the general partner has executed an amendment to the Elite lease to reduce the annual rent to $666,855 per year with no increases in rent over the term of the lease.

Results of Operations

At December 31, 2002, we own three operating properties. Two of our three operating properties, Scandinavian Health Spa and Colonial Manor Living Center, are leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant. We are responsible for maintenance of the structure and the parking lot and insurance, real estate taxes and common area maintenance of the Kmart property since the termination of the Kmart lease. We sold one of our properties, The Wholesale Club, on January 8, 1991. We sold another of our properties, Eurofresh Plaza, on November 30, 1999.

Rental income decreased from $1,733,051 in 2001 to $1,474,395 in 2002, due to the termination of the Kmart lease in June 2002. Rental income increased from $1,685,876 in 2000 to $1,733,051 in 2001, due to a higher effective annual rent on the revised lease with Elite. Elite, the tenant of the Colonial Manor Nursing Home, made the deferred rental payment, which was due on February 1, 2001 under the prior lease. The general partner and Elite entered into a revised ten-year lease, which began as of July 1, 2001. Under the new lease, Elite received a five-month rent abatement with the first payment due on December 1, 2001 and a 17% reduction in the annual rent. Although the tenant received a reduction in the annual rent payment based on the prior lease rates, the effective annual rental rate over the term of the new lease increased from $8.00 to $8.24. Effective March 1, 2003, the general partner has executed an amendment to the Elite lease to reduce the annual rent to $666,855 per year with no increases in rent over the term of the lease.

The Kmart Corporation filed for Chapter 11 bankruptcy reorganization on January 22, 2002. As a result thereof, Kmart had the option to accept or reject its lease with the Partnership. On March 8, 2002, Kmart Corporation announced its intent to close 283 stores, including the Chandler, Arizona store. The Bankruptcy Court approved these closings on March 20, 2002, as well as the liquidation procedures. As of June 29, 2002, Kmart rejected their lease for the Chandler, Arizona property and ceased making rent payments. The general partner filed a lease rejection claim with the bankruptcy court on our behalf. The general partner believes that the current rent at $5.37 per square foot is lower than market, and therefore, the space should be leasable to new tenants. It is the intent of the general partner to use its best efforts to lease this space. Commissions, concessions and tenant improvements may be required to obtain or attract replacement tenants.

Interest income decreased from $62,899 for the year ended December 31, 2000 to $30,055 in 2001 and $15,190 in 2002, due to lower interest rates and less cash to invest on a short-term basis.

Other income increased from $13,310 in 2000 to $47,403 in 2001, due to final payments received from the original tenant of the nursing home.

Professional services to affiliates decreased from $23,130 for the year ended December 31, 2001 to $13,357 for the year ended December 31, 2002, due to a decrease in legal services. Professional services to non-affiliates decreased from $31,210 for the year ended December 31, 2000 to $26,935 for the year ended December 31, 2001, due to a decrease in accounting fees.

General and administrative expenses to affiliates decreased from $27,861 for the year ended December 31, 2001 to $22,803 for the year ended December 31, 2002, due to a decrease in investor services and postage expenses. General and administrative expenses to affiliates decreased from $37,058 for the year ended December 31, 2000 to $27,861 for the year ended December 31, 2001, due to a decrease in investor services and data processing expenses. General and administrative expenses to non-affiliates increased from $20,957 for the year ended December 31, 2001 to $28,997 for the year ended December 31, 2002, due to increases in state tax expense, postage and printing expenses. General and administrative expenses to non-affiliates decreased from $34,294 for the year ended December 31, 2000 to $20,957 for the year ended December 31, 2001, due to a decrease in state tax expenses.

Property operating expenses to non-affiliates increased from $6,043 in 2001 to $197,019 in 2002, due to the termination of the Kmart lease. Beginning July 2002, we are responsible for maintenance of the structure and the parking lot and insurance, real estate taxes and common area maintenance of the Kmart property. Property operating expenses to affiliates and non-affiliates decreased for the year ended December 31, 2001, as compared to the year ended December 31, 2000, due to the sale of Eurofresh Plaza.

Selected Quarterly Financial Data (unaudited)

The following represents the results of operations for each quarter during the years ended December 31, 2002, 2001 and 2000.

	12/31/02	09/30/02	06/30/02	03/31/02
Total income	$315,276	316,065	431,338	431,425
Net operating income	162,748	153,639	200,389	289,992

Net operating income per common share, basic and diluted	3.24	3.07	4.00	5.79

	12/31/01	09/30/01	06/30/01	03/31/01
Total income	$476,736	427,431	457,816	457,565
Net operating income	374,708	311,246	334,606	315,710

Net operating income per common share, basic and diluted	7.48	6.21	6.68	6.30

	12/31/00	09/30/00	06/30/00	03/31/00
Total income	$435,566	457,977	430,220	444,006
Net operating income	269,584	325,566	298,846	280,663

Net operating income per common share, basic and diluted	5.38	6.50	5.97	5.60

Inflation

In general, rental income and operating expenses for our properties operated under triple-net leases, Scandinavian Health Spa and Colonial Manor Living Center, are not likely to be directly affected by future inflation, since rents are fixed under the leases and property expenses are the responsibility of tenants. The capital appreciation of triple-net-leased properties is likely to be influenced by interest rate fluctuations. To the extent that inflation affects interest rates, future inflation may have an effect on the capital appreciation of triple-net-leased properties.

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

INDEPENDENT AUDITORS' REPORT

To the Partners of

Inland Monthly Income Fund II, L.P.

We have audited the accompanying balance sheets of Inland Monthly Income Fund II, L.P. (a limited partnership) (the "Partnership") as of December 31, 2002 and 2001, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(c). These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Inland Monthly Income Fund II, L.P. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United State of America. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

January 30, 2003

Chicago, Illinois

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Balance Sheets

December 31, 2002 and 2001

Assets

	2002	2001
Current assets:
Cash and cash equivalents (Note 1)	$1,356,342	1,332,850
Accounts and rents receivable	493	658

Total current assets	1,356,835	1,333,508

Investment properties (including acquisition fees paid to Affiliates of $1,250,037 at December 31, 2002 and 2001) (Notes 1 and 4):
Land	3,187,438	3,187,438
Buildings and improvements	12,423,443	12,423,443

	15,610,881	15,610,881
Less accumulated depreciation	5,131,255	4,788,274

Net investment properties	10,479,626	10,822,607

Other assets:
Deferred leasing fees to Affiliates (net of accumulated amortization of $221,346 and $184,864 at December 31, 2002 and 2001, respectively) (Notes 1 and 3)	6,386	42,868
Deferred rent receivable (Notes 1 and 5)	449,793	377,567

Total other assets	456,179	420,435

Total assets	$12,292,640	12,576,550

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Balance Sheets
(continued)

December 31, 2002 and 2001

Liabilities and Partners' Capital
	2002	2001

Current liabilities:
Accounts payable	$2,752	1,274
Distributions payable (Note 6)	-	124,169
Accrued real estate taxes	62,430	-
Due to Affiliates (Note 3)	3,062	7,775
Deposits held for others	369,807	362,610

Total current liabilities	438,051	498,828

Commission payable to Affiliate (Note 3)	132,000	132,000

Total liabilities	570,051	627,828

Partners' capital (Notes 1 and 2):
General Partner:
Capital contribution	500	500
Cumulative net income	49,141	52,571

	49,641	53,071
Limited Partners:
Units of $500. Authorized 80,000 Units, 50,095.50 Units outstanding (net of offering costs of $3,148,734, of which $653,165 was paid to Affiliates)	21,916,510	21,916,510
Cumulative net income	19,065,524	18,255,326
Cumulative distributions	(29,309,086)	(28,276,185)

	11,672,948	11,895,651

Total Partners' capital	11,722,589	11,948,722

Total liabilities and Partners' capital	$12,292,640	12,576,550

See accompanying notes to financial statements.

 INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Statements of Operations

For the years ended December 31, 2002, 2001 and 2000
	2002	2001	2000
Income:
Rental income (Notes 1, 4 and 5)	$1,474,395	1,733,051	1,685,876
Additional rental income	4,519	9,039	5,684
Interest income	15,190	30,055	62,899
Other income	-	47,403	13,310

	1,494,104	1,819,548	1,767,769
Expenses:
Professional services to Affiliates	13,357	23,130	22,557
Professional services to non-affiliates	27,869	26,935	31,210
General and administrative expenses to Affiliates	22,803	27,861	37,058
General and administrative expenses to non-affiliates	28,997	20,957	34,294
Property operating expenses to Affiliates	17,828	16,762	20,516
Property operating expenses to non-affiliates	197,019	6,043	47,042
Depreciation	342,981	359,538	382,718
Amortization of deferred leasing fees	36,482	6,052	17,715

	687,336	487,278	593,110

Net income	$806,768	1,332,270	1,174,659

Net income (loss) allocated to (Note 2):
General Partner	$(3,430)	(3,595)	(3,827)
Limited Partners	810,198	1,335,865	1,178,486

Net income	$806,768	1,332,270	1,174,659

Net loss allocated to the one General Partner Unit:	$(3,430)	(3,595)	(3,827)

Net income per Unit allocated to Limited Partners per weighted average Limited Partnership Units of 50,095.50	$16.17	26.67	23.52

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Statements of Partners' Capital

For the years ended December 31, 2002, 2001 and 2000

	General	Limited
	Partner	Partners	Total

Balance January 1, 2000	$60,493	14,714,316	14,774,809

Net income (loss)	(3,827)	1,178,486	1,174,659
Distributions ($77.28 per weighted average of Limited Partnership Units of 50,095.50)	-	(3,871,221)	(3,871,221)

Balance December 31, 2000	56,666	12,021,581	12,078,247

Net income (loss)	(3,595)	1,335,865	1,332,270
Distributions ($29.18 per weighted average of Limited Partnership Units of 50,095.50)	-	(1,461,795)	(1,461,795)

Balance December 31, 2001	53,071	11,895,651	11,948,722

Net income (loss)	(3,430)	810,198	806,768
Distributions ($20.62 per weighted average of Limited Partnership Units of 50,095.50)	-	(1,032,901)	(1,032,901)

Balance December 31, 2002	$49,641	11,672,948	11,722,589

See accompanying notes to financial statements.

 INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Statements of Cash Flows

For the years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$806,768	1,332,270	1,174,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	342,981	359,538	382,718
Amortization of deferred leasing fees	36,482	6,052	17,715
Changes in assets and liabilities:
Accounts and rents receivable	165	3,436	6,312
Other assets	-	167	-
Deferred rent receivable	(72,226)	(239,755)	84,209
Accounts payable	1,478	(37,771)	16,296
Accrued real estate taxes	62,430	-	-
Due to Affiliates	(4,713)	936	5,961

Net cash provided by operating activities	1,173,365	1,424,873	1,687,870

Cash flows from financing activities:
Deposits held for others	7,197	(44,027)	(52,222)
Cash distributions	(1,157,070)	(1,461,458)	(3,887,816)

Net cash used in financing activities	(1,149,873)	(1,505,485)	(3,940,038)

Net increase (decrease) in cash and cash equivalents	23,492	(80,612)	(2,252,168)

Cash and cash equivalents at beginning of year	1,332,850	1,413,462	3,665,630

Cash and cash equivalents at end of year	$1,356,342	1,332,850	1,413,462

See accompanying notes to financial statements.

 INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Notes to Financial Statements

For the years ended December 31, 2002, 2001 and 2000

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Offering costs have been offset against the Limited Partners' capital accounts.

Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the properties estimated fair value. As of December 31, 2001, the Partnership had not recognized any such impairment losses under SFAS 121.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS No. 144"). SFAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of". The provisions of this statement are effective for the Partnership beginning January 1, 2002. SFAS No. 144 established new rules for the recognition, measurement and reporting of long-lived assets which are impaired and either held for sale or in use by the Partnership. The adoption of this statement did not have a material impact on the financial position or results of operations of the Partnership.

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

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates market. For the years ended December 31, 2002 and 2001, included in cash and cash equivalents is approximately $370,000 and $362,000, respectively, held in an unrestricted escrow account for the payment of real estate taxes for Colonial Manor Living Center.

No provision for Federal income taxes has been made, as the liability for such taxes is that of the Partners rather than the Partnership.

The Partnership records are maintained on the accrual basis of accounting in accordance with GAAP. The Federal income tax return has been prepared from such records after making appropriate adjustments, if any, to reflect the Partnership's accounts as adjusted for Federal income tax reporting purposes. Such adjustments are not recorded in the records of the Partnership. The net effect of these items is summarized as follows:
	2002		2001
	GAAP	Tax Basis	GAAP	Tax Basis
	Basis	(unaudited)	Basis	(unaudited)

Total assets	$12,292,640	15,441,373	12,576,550	15,725,284

Partners' capital:
General Partner	49,641	(3,150)	53,071	279
Limited Partners	11,672,948	14,874,473	11,895,651	15,097,177

Net income (loss):
General Partner	(3,430)	(3,186)	(3,595)	(3,389)
Limited Partners	810,198	809,954	1,335,865	1,116,749

Net income per Limited Partnership Unit	16.17	16.17	26.67	22.29

The net income per Unit is based upon the weighted average number of Units of 50,095.50.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

A presentation of information about operating segments as required in SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" would not be material to an understanding of the Partnership's business taken as a whole as the Partnership is engaged in the business of real estate investment which management considers to be a single operating segment.

Effective January 1, 2001, the Partnerships adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and 138. This statement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. It also provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in fair value of the hedged asset or liability attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. The net impact of the adoption of SFAS No. 133 had no effect on the Partnership's financial statements.

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

  The remainder, if any, shall be allocated 95% to the Limited Partners and 5% to the General Partner.

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

(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $3,062 and $7,775 was unpaid as of December 31, 2002 and 2001, respectively.

An Affiliate of the General Partner earned Property Management Fees of $17,828, $16,762, and $20,516, for the years ended December 31, 2002, 2001, and 2000, respectively, in connection with managing the Partnership's properties. Such fees are included in property operating expenses to Affiliates, all of which have been paid as of December 31, 2002.

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

Notes to Financial Statements
(continued)

(4) Investment Properties

Colonial Manor Living Center, LaGrange, Illinois

On June 7, 1989, the Partnership took title to this property, which an Affiliate of the General Partner purchased on behalf of the Partnership from an unaffiliated third party for $6,787,232. The property consists of a 107,867 square-foot living center located in LaGrange, Illinois. The total cost of this property to the Partnership was $7,521,881, which includes acquisition fees of $601,675 and acquisition costs of $132,974. The center is currently 100% leased to Elite Care Corporation. The lease is a triple-net lease and expired January 2001. In January 2000, the lessee exercised its rights and extended the lease term for a period of five years through January 2006. Elite made the deferred rental payment, which was due on February 1, 2001. The General Partner and Elite agreed to a revised ten-year lease, which began as of July 1, 2001. Under the new lease, Elite received a five month rent abatement with the first payment due on December 1, 2001 and a 17% reduction in the annual rent. The tenant has the right to extend the lease for an additional five-year term. Effective March 1, 2003, the General Partner has executed an amendment to the Elite lease to reduce the annual rent to $666,855 per year with no increases in rent over the term of the lease. See Note 6.

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

The General Partner has executed an amendment of this lease through September 30, 2013. Annual base rent will increase from $359,094 to $383,231 per year commencing April 1, 2003. As part of the extension, the Partnership will advance $400,000 for tenant improvements and equipment at the property. See Note 6.

Kmart Retail Store, Chandler, Arizona

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

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

The Kmart Corporation filed for Chapter 11 bankruptcy reorganization on January 22, 2002. As a result thereof, Kmart had the option to accept or reject its lease with the Partnership. On March 8, 2002, Kmart Corporation announced its intent to close 283 stores, including the Chandler, Arizona store. The Bankruptcy Court approved these closings on March 20, 2002, as well as the liquidation procedures. As of June 29, 2002, Kmart rejected their lease for the Chandler, Arizona property and ceased making rent payments. The General Partner filed a lease rejection claim with the bankruptcy court on behalf of the Partnership. It is the intent of the General Partner to use its best efforts to lease this space. Commissions, concessions and tenant improvements may be required to obtain or attract replacement tenants.

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

Cost and accumulated depreciation of the above properties as of December 31, are summarized as follows:

	2002	2001
Health and Racquet Club:
Cost	$3,016,527	3,016,527
Less accumulated depreciation	1,028,803	956,606
	1,987,724	2,059,921
Retail Store:
Cost	5,072,473	5,072,473
Less accumulated depreciation	1,374,637	1,269,569
	3,697,836	3,802,904
Living Center:
Cost	7,521,881	7,521,881
Less accumulated depreciation	2,727,815	2,562,099
	4,794,066	4,959,782

Total	$10,479,626	10,822,607

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(5) Operating Leases

Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the straight-line basis. The accompanying financial statements include increases of $72,226 and $239,755 and a decrease of $84,209, in 2002, 2001, and 2000, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $449,793 and $377,567 in related deferred rent receivable as of December 31, 2002 and 2001, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made.

Minimum lease payments to be received in the future from operating leases are as follows:

2003	$1,071,096
2004	1,050,086
2005	1,053,341
2006	1,063,106
2007	1,063,106
Thereafter	4,716,595

Total	$10,017,330

No assumptions have been made regarding the releasing of expiring leases. It is the opinion of the General Partner that the space will be released at market rates.

The following is a list of the Partnership's significant net operating leases and the revenues from those leases as a percent of the Partnership's operating income.

Significant net operating leases	2002	2001	2000

Elite Care Corporation "Elite"	60%	51%	52%

Scandinvian Health Spa, Inc. "SHS"	24%	20%	20%

K Mart Corporation "Kmart"	15%	25%	23%

(6) Subsequent Events, unaudited

Effective March 1, 2003, the General Partner has executed an amendment to the Elite lease to reduce the annual rent to $666,855 per year with no increases in rent over the term of the lease.

The General Partner has executed an amendment of this lease through September 30, 2013. Annual base rent will increase from $359,094 to $383,231 per year commencing April 1, 2003. As part of the extension, the Partnership will advance $400,000 for tenant improvements and equipment at the property.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2002
		Initial Cost to Partnership (A)			Gross amount at which carried at end of period (B)
		Building and	Costs Capitalized Subsequent to	Land and	Buildings and	Total	Accumulated Depreciation	Date Con-stru-	Date	Life on which Depreciation in latest statement of Operations
	Land	improvements	acquisition	improvements	improvements	(C)	(D)	cted	Acq	is computed

Health & Racquet Club:
Scandinavian Health Spa, Inc.
Broadview Hts., OH	$850,609	2,165,039	879	850,609	2,165,918	3,016,527	1,028,803	1984	10/19/1988	30 years

Nursing Home Facility:
Colonial Manor
LaGrange, IL	416,390	7,105,491	-	416,390	7,105,491	7,521,881	2,727,815	1924	06/071989	40 years

Retail Store:
Kmart
Chandler, AZ	1,920,439	3,152,034	-	1,920,439	3,152,034	5,072,473	1,374,637	1986	12/291989	30 years

Totals	$3,187,438	12,422,564	879	3,187,438	12,423,443	15,610,881	5,131,255

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2002

Notes:

  The initial cost to the Partnership represents the original purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
  The aggregate cost of real estate owned at December 31, 2002 for Federal income tax purposes was approximately $15,611,000 (unaudited.)
  Reconciliation of real estate owned:

	2002	2001	2000
Balance at beginning of year	$15,610,881	15,610,881	15,610,881
Capital expenditures	-	-	-
Disposals	-	-	-

Balance at end of year	$15,610,881	15,610,881	15,610,881
  Reconciliation of accumulated depreciation:

Balance at beginning of year	$4,788,274	4,428,736	4,046,018
Depreciation expense	342,981	359,538	382,718
Disposals	-	-	-

Balance at end of year	$5,131,255	4,788,274	4,428,736

Item 9. Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure matters during 2002.

PART III

Item 10. Directors and Executive Officers of the Registrant

Our general partner, Inland Real Estate Investment Corporation, was organized in 1984 for the purpose of acting as general partner of limited partnerships formed to acquire, own and operate real properties. The general partner is a wholly-owned subsidiary of The Inland Group, Inc. In 1990, Inland Real Estate Investment Corporation became the replacement general partner for an additional 301 privately-owned real estate limited partnerships syndicated by affiliates. The general partner has responsibility for all aspects of our operations. The relationship of the general partner to its affiliates is described under the caption "Conflicts of Interest" at pages 11 to 13 of the prospectus, a copy of which description is hereby incorporated herein by reference.

Officers and Directors

The officers, directors, and key employees of The Inland Group, Inc. and its affiliates ("Inland") that are likely to provide services to us are as follows:

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

    DANIEL L. GOODWIN (age 59) is Chairman of the Board of Directors of The Inland Group, Inc., a billion-dollar real estate and financial organization located in Oak Brook, Illinois. Among Inland's subsidiaries is the largest property management firm in Illinois and one of the largest commercial real estate and mortgage banking firms in the Midwest.

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

    ROBERT H. BAUM (age 58) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Baum is Vice Chairman and Executive Vice President-General Counsel of The Inland Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group, Inc. and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois and is a licensed real estate broker. He has served as a director of American National Bank of DuPage and currently serves as a director of Westbank. Mr. Baum also is a member of the Governing Council of Wellness House, a charitable organization that provides educational and emotional support for cancer patients and their families.

    G. JOSEPH COSENZA (age 58) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Cosenza is a Director and Vice Chairman of The Inland Group, Inc. and oversees, coordinates and directs Inland's many enterprises. In addition, Mr. Cosenza immediately supervises a staff of ten persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods. He has directly overseen the purchase of close to $4 billion of income producing real estate from 1968 to the present.

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

    ROBERT D. PARKS (age 59) has been with The Inland Group Inc. ("Inland") and its affiliates since 1968 and is one of the four original principals; Chairman of Inland Real Estate Investment Corporation and Director of Inland Securities Corporation. Mr. Parks is president, chief executive officer, and a director of Inland Real Estate Corporation. He is Chairman, Chief Executive Officer and Affiliated Director of Inland Retail Real Estate Trust, Inc. He is a director of Inland Real Estate Advisory Services, Inc., Inland Investment Advisors, Inc., Partnership Ownership Corp., Inland Southern Acquisitions, Inc. and Inland Southeast Investment Corp., and he is a Trustee of Inland Mutual Fund Trust.

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

    BRENDA G. GUJRAL (age 61) is President and Chief Operating Officer and a director of Inland Real Estate Investment Corporation (IREIC). She is also President and Chief Operating Officer and a director of Inland Securities Corporation (ISC), a member firm of the National Association of Securities Dealers (NASD). Mrs. Gujral is also a director of Inland Investment Advisors, Inc., an investment advisor.

Mrs. Gujral has overall responsibility for the operations of IREIC, including the distribution of checks to over 50,000 investors, review of periodic communications to those investors, the filing of quarterly and annual reports for Inland's publicly registered investment programs with the Securities and Exchange Commission, compliance with other SEC and NASD securities regulations both for IREIC and ISC, review of asset management activities, and marketing and communications with the independent broker/dealer firms selling Inland's current and prior programs. Mrs. Gujral works with internal and outside legal counsel in structuring and registering the prospectuses for IREIC's investment programs and in connection with the preparation of its offering documents and registering the related securities with the Securities and Exchange Commission and state securities commissions.

Mrs. Gujral has been with the Inland organization for 22 years, becoming an officer in 1982. Prior to joining Inland, she worked for the Land Use Planning Commission establishing an office in Portland, Oregon, to implement land use legislation for that state.

She is a graduate of California State University. She holds Series 7, 22, 39 and 63 licenses from the NASD. Mrs. Gujral is a member of the National Association of Real Estate Investment Trusts (NAREIT), the Financial Planning Association (FPA), the Foundation for Financial Planning (FFP) and the National Association for Female Executives.

    CATHERINE L. LYNCH (age 44) joined Inland in 1989 and is the Treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the Corporate Accounting Department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG Peat Marwick since 1980. She received her B.S. Degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

    ROBERTA S. MATLIN (age 58) joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President of Inland Real Estate Investment Corporation ("IREIC") directing the day-today internal operations. Ms. Matlin is a Director of IREIC and of Inland Securities Corporation. Since 1998 she has been Vice President of Administration of Inland Retail Real Estate Trust, Inc. and was Vice President of Administration of Inland Real Corporation from 1995 until 2000. She is President and Director of Inland Investment Advisors, Inc. and Intervest Southern Real Estate Corporation, and a Trustee and Executive Vice President of Inland Mutual Fund Trust.

Prior to joining Inland, Ms. Matlin worked for the Chicago Region of the Social Security Administration of the Untied States Department of Health and Human Services.

Ms. Matlin is a graduate of the University of Illinois. She holds Series 7,22,24,39,63, and 65 licenses from the National Association of Securities Dealers.

    PATRICIA A. DELROSSO (age 50) joined Inland in 1985. Ms. DelRosso serves as Senior Vice President of Inland Real Estate Investment Corporation in the area of Asset Management. As head of the Asset Management Department, she develops operating and disposition strategies for all investment-owned properties. Ms. DelRosso also serves as President of the newly formed Inland Real Estate Exchange Corporation. In this capacity, she develops, implements and evaluates business plans for tenant-in-common and customized 1031 tax-deferred exchange replacement property offerings. Ms. DelRosso received her Bachelor's degree from George Washington University and her Master's from Virginia Tech University. Ms. DelRosso is a licensed real estate broker, NASD registered securities sales representative, a member of the Urban Land Institute and a member of the Northern Illinois Commercial Association of Realtors.

    KELLY TUCEK (age 40) joined Inland in 1989 and is an Assistant Vice President of Inland Real Estate Investment Corporation. As of August 1996, Ms. Tucek is responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

Item 11. Executive Compensation

Our general partner is entitled to receive a share of cash distributions when a preferential return of 10% of cash available for distribution has been made to the limited partners, and a share of profits or losses as described under the caption "Cash Distributions" at page 42 and "Allocation of Profits and Losses" at pages 41 and 42 of the prospectus, and at pages A-6 to A-10 of the partnership agreement, included as an exhibit to the prospectus, which is incorporated herein by reference. Reference is also made to Note 2 of the Notes to Financial Statements (Item 8 of this annual report) for a description of such distributions and allocations for 2002.

We are permitted to engage in various transactions involving affiliates of our general partner, as described under the captions "Compensation and Fees" at pages 7-9 and "Conflicts of Interest" at pages 9-11 of the prospectus, and at pages A-12 through A-20 of the partnership agreement, included as an exhibit to the prospectus, which is incorporated herein by reference. The relationship of the general partner (and its directors and officers) to its affiliates is set forth above in Item 10.

Our general partner and its affiliates may be reimbursed for their expenses or out-of-pocket expenses relating to the administration and salaries and direct expenses of employees of the general partner and its affiliates for our administration. Such costs for 2002 were $36,160, of which $3,062 was unpaid as of December 31, 2002. During 2002, affiliates of the general partner earned $17,828 in management fees in connection with managing our properties, all of which is paid as of December 31, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth information as of December 31, 2002, regarding any person known to be beneficial owner of more than 5% of our outstanding units.

	Amount and Nature
	of Beneficial	Percent
Name of Beneficial Owner	Ownership	of Class

Partnership Ownership Corporation	3,343 Units directly	6.67%
  The officers and directors of our general partner own as a group the following units of our partnership:

Amount and Nature
	of Beneficial	Percent
Title of Class	Ownership	of Class

Limited partnership units	71 Units directly	Less than 1/2%

  No officer or director of our general partner possesses a right to acquire beneficial ownership of our units.

  All of the outstanding shares of our general partner are owned by an affiliate or its officers and directors as set forth above in Item 10.

  There exists no arrangement, known to us, the operation of which may, at a subsequent date, result in a change in our control.

Item 13. Certain Relationships and Related Transactions

There were no significant transactions or business relationships with the general partner, affiliates or their management other than those described in Items 10 and 11 above. Reference is made to Note 3 of the Notes to Financial Statements (Item 8 of this annual report) for information regarding related party transactions.

Item 14. Controls and Procedures

Within 90 days prior to the filing date of this report, our general partner conducted, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information that is required to be disclosed in the periodic reports that we must file with the Securities and Exchange Commission.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

  99.1 Section 906 Certification by the Principal Executive Officer.

  99.2 Section 906 Certification by the Principal Financial Officer.

  Financial Statement Schedules.

  Financial statement schedules for the years ended December 31, 2002, 2001, and 2000 are submitted herewith:

Page

Real Estate and Accumulated Depreciation (Schedule III)	26

  All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

  Reports on Form 8-K.

None.

No annual report or proxy material for the year 2002 has been sent to our limited partners. An annual report will be sent to the limited partners subsequent to this filing and we will furnish copies of such report to the commission when it is sent to the limited partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INLAND'S MONTHLY INCOME FUND II, L.P.
Inland Real Estate Investment Corporation
General Partner

/s/	Brenda G. Gujral

By:	Brenda G. Gujral
President and Director
Date:	March 25, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
By:	Inland Real Estate Investment Corporation
General Partner

/s/	Brenda G. Gujral

By:	Brenda G. Gujral
President and Director
Date:	March 25, 2003

/s/	Patricia A. DelRosso

By:	Patricia A. DelRosso
Senior Vice President
Date:	March 25, 2003

/s/	Kelly Tucek

By:	Kelly Tucek
Assistant Vice President
Date:	March 25, 2003

/s/	Robert D. Parks

By:	Robert D. Parks
Chairman
Date:	March 25, 2003

/s/	Daniel L. Goodwin

By:	Daniel L. Goodwin
Director
Date:	March 25, 2003

SECTION 302 CERTIFICATION

I, Brenda G. Gujral, President, certify that:

    I have reviewed this annual report on Form 10-K of Inland Monthly Income Fund II, L.P.;

    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    By: Inland Real Estate Investment Corporation

    General Partner

    /S/ Brenda G. Gujral

    Name: Brenda G. Gujral

    Title: President of the General Partner and

    Principal Executive Officer of Inland Monthly Income Fund II, L.P

    Date: March 25, 2003

    Section 302 CERTIFICATION

    I, Kelly Tucek, Assistant Vice President, certify that:

    I have reviewed this annual report on Form 10-Q of Inland Monthly Income Fund II, L.P.;
    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.
    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
      evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: Inland Real Estate Investment Corporation

General Partner

/S/ Kelly Tucek____________________________________

Name: Kelly Tucek

Title: Assistant Vice President of the General Partner and

Principal Financial Officer of Inland Monthly Income Fund II, L.P.

Date: March 25, 2003

I, Kelly Tucek, Assistant Vice President, certify that:

  I have reviewed this annual report on Form 10-Q of Inland Monthly Income Fund II, L.P.;
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  By: Inland Real Estate Investment Corporation

  General Partner

  /S/ Kelly Tucek____________________________________

  Name: Kelly Tucek

  Title: Assistant Vice President of the General Partner and

  Principal Financial Officer of Inland Monthly Income Fund II, L.P.

  Date: March 25, 2003