Form 10-Q
period 2003-03-31
INLAND MONTHLY INCOME FUND II L P
filed 2003-05-14
CIK 835322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

Indicate by a checkmark whether the registrant is an accelerated filer (as defined in Securities Exchange Act Rule 12b-2)    Yes     No  X

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Balance Sheets

March 31, 2003 and December 31, 2002
(unaudited)

Assets
	2003	2002
Current assets:
Cash and cash equivalents	$1,072,982	1,356,342
Accounts and rents receivable	2,471	493

Total current assets	1,075,453	1,356,835

Investment properties (including acquisition fees paid to Affiliates of $1,250,037 at March 31, 2003 and December 31, 2002):
Land	3,187,438	3,187,438
Buildings and improvements	12,823,443	12,423,443

	16,010,881	15,610,881
Less accumulated depreciation	5,217,000	5,131,255

Net investment properties	10,793,881	10,479,626

Other assets:
Deferred leasing fees to Affiliates (net of accumulated amortization of $222,135 and $221,346 at March 31, 2003 and December 31, 2002, respectively)	5,597	6,386
Deferred rent receivable	410,310	449,793

Total other assets	415,907	456,179

Total assets	$12,285,241	12,292,640

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Balance Sheets
(continued)

March 31, 2003 and December 31, 2002
(unaudited)

Liabilities and Partners' Capital

	2003	2002

Current liabilities:
Accounts payable	$21,509	2,752
Accrued real estate taxes	83,495	62,430
Due to Affiliates (Note 3)	5,472	3,062
Deposits held for others	287,624	369,807

Total current liabilities	398,100	438,051

Commission payable to Affiliate (Note 3)	132,000	132,000

Total liabilities	530,100	570,051

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	48,284	49,141

	48,784	49,641
Limited Partners:
Units of $500. Authorized 80,000 Units, 50,095.50 Units outstanding (net of offering costs of $3,148,734, of which $653,165 was paid to Affiliates)	21,916,510	21,916,510
Cumulative net income	19,098,933	19,065,524
Cumulative distributions	(29,309,086)	(29,309,086)

	11,706,357	11,672,948

Total Partners' capital	11,755,141	11,722,589

Total liabilities and Partners' capital	$12,285,241	12,292,640

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Statements of Operations

For the three months ended March 31, 2003 and 2002
(unaudited)
	2003	2002
Income:
Rental income (Note 2)	$244,054	425,098
Additional rental income	-	2,260
Interest income	2,530	4,067

	246,584	431,425
Expenses:
Professional services to Affiliates	8,155	2,242
Professional services to non-affiliates	26,700	24,660
General and administrative expenses to Affiliates	5,778	6,116
General and administrative expenses to non-affiliates	5,654	11,630
Property operating expenses to Affiliates	3,863	4,828
Property operating expenses to non-affiliates	77,348	4,700
Depreciation	85,745	85,745
Amortization	789	1,512

	214,032	141,433

Net income	$32,552	289,992

Net income (loss) allocated to:
General Partner	$(857)	(857)
Limited Partners	33,409	290,849

Net income	$32,552	289,992

Net loss allocated to the one General Partner Unit:	$(857)	(857)

Net income per Unit allocated to Limited Partners per weighted average Limited Partnership Units of 50,095.50	$.67	5.81

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Statements of Cash Flows

For three months ended March 31, 2003 and 2002
(unaudited)
	2003	2002

Cash flows from operating activities:
Net income	$32,552	289,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	85,745	85,745
Amortization	789	1,512
Changes in assets and liabilities:
Accounts and rents receivable	(1,978)	658
Deferred rent receivable	39,483	(21,619)
Accounts payable	18,757	6,648
Real estate taxes payable	21,065	-
Due to Affiliates	2,410	(2,501)

Net cash provided by operating activities	198,823	360,435

Cash flows from investing activities:
Additions to investment property	(400,000)	-

Net cash used in investing activities	(400,000)	-

Cash flows from financing activities:
Deposits held for others	(82,183)	(102,164)
Cash distributions	-	(360,493)

Net cash used in financing activities	(82,183)	(462,657)

Net decrease in cash and cash equivalents	(283,360)	(102,222)
Cash and cash equivalents at beginning of period	1,356,342	1,332,850

Cash and cash equivalents at end of period	$1,072,982	1,230,628

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Notes to Financial Statements

March 31, 2003
(unaudited)

Readers of this quarterly report should refer to the partnership's audited financial statements for the fiscal year ended December 31, 2002, which are included in the partnership's 2002 annual report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

(1)  Organization and Basis of Accounting

The Registrant, Inland Monthly Income Fund II, L.P. (the "Partnership"), was formed on June 20, 1988 pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in improved residential, retail, industrial and other income producing properties. On August 4, 1988, the Partnership commenced an offering of 50,000 (subject to increase to 80,000) limited partnership units or units pursuant to a Registration under the Securities Act of 1933. The offering terminated on August 4, 1990, after the Partnership had sold 50,647.14 units at $500 per unit, resulting in gross offering proceeds of $25,323,569, not including the general partner's contribution for $500. All of the holders of these units have been admitted to the Partnership. Inland Real Estate Investment Corporation is the general partner. The limited partners of the Partnership share in the benefits of ownership of the partnership's real property investments in proportion to the number of units held. The Partnership repurchased 551.64 units for $260,285 from various limited partners through the unit repurchase program. There are no funds remaining for the repurchase of units through this program.

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

In the opinion of management, the financial statements contain all the adjustments necessary to present fairly the financial position and results of operations for the periods presented herein. Results of interim periods are not necessarily indicative of the results to be expected for the year.

(2)  Deferred Rent Receivable

Certain tenant leases contain provisions providing for scheduled rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the straight-line basis. The accompanying financial statements include a decrease of $39,483 and an increase of $21,619 for the three months ended March 31, 2003 and 2002, of rental income for the period of occupancy for which scheduled rent increases apply and $410,310 and $449,793 in related deferred rent receivable as of March 31, 2003 and December 31, 2002, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

March 31, 2003
(unaudited)

(3)   Transactions with Affiliates

The general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to the administration of the partnership. Such costs are included in professional services and general and administrative expenses to affiliates, of which $5,472 and $3,062 was unpaid as of March 31, 2003 and December 31, 2002, respectively.

An Affiliate of the general partner earned property management fees of $3,863 and $4,828 for the three months ended March 31, 2003 and 2002, respectively, in connection with managing the partnership's properties. Such fees are included in property operating expenses to affiliates, all of which was paid as of March 31, 2003 and December 31, 2002.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report on Form 10-Q constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the partnership's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, competition for tenants, the ability to release the Kmart space, federal, state or local regulations; adverse changes in general economic or local conditions; uninsured losses; and potential conflicts of interest between the partnership and its affiliates, including the general partner.

Liquidity and Capital Resources

On August 4, 1988, we commenced an offering of 50,000 (subject to increase to 80,000) limited partnership units or units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The offering terminated on August 4, 1990, after we had sold 50,647.14 units at $500 per Unit, resulting in gross offering proceeds of $25,323,569, not including the general partner's contribution of $500. All of the holders of these units have been admitted as limited partners to the partnership. We acquired five properties using $21,224,542 of capital proceeds received. On January 8, 1991, we sold one of our properties, The Wholesale Club. On November 30, 1999, we sold another of our properties, Eurofresh Plaza. As of March 31, 2003, cumulative distributions to limited partners totaled $29,309,086, of which $4,395,565 represents proceeds from the sale of The Wholesale Club, $2,392,818 represents proceeds from the sale of Eurofresh Plaza, and $22,520,703 represents distributable cash flow from the properties. We repurchased 551.64 units for $260,285 from various limited partners through the unit repurchase program. There are no funds remaining for the repurchase of units through this program.

As of March 31, 2003, we had cash and cash equivalents of approximately $1,073,000 which includes approximately $288,000 held in an unrestricted escrow account for the payment of real estate taxes for Colonial Manor Living Center. We intend to use such remaining funds of approximately $785,000 for property upgrades, distributions and for other working capital requirements.

Through June 30, 2002, the properties owned by us were generating cash flow in excess of an 8% annualized distribution to the limited partners (paid monthly), in addition to covering all our operating expenses. In addition to an 8% annualized return to the limited partners, we made cumulative distributions from excess cash flow of $253,868. As a result of the termination of the Kmart lease on June 29, 2002, we reduced the annualized return to the limited partners to 5%, beginning in July 2002. In December 2002, the general partner temporarily suspended distributions to the limited partners due to uncertainty of the Colonial Manor and Scandinavian Health Spa leases and re-tenanting costs anticipated with the Kmart property. We will continue to monitor our cash needs and the cash available for distribution. To the extent that the cash flow from the properties is insufficient to meet our requirements, we may rely on advances from affiliates of the general partner, other short-term financing, or may sell one or more of the properties.

We executed an amendment of the Scandinavian Health Spa lease, extending the term until September 30, 2013. Annual base rent increased from $359,094 to $383,231 per year commencing April 1, 2003. As part of the extension, we paid $400,000 for tenant improvements and equipment at the property.

Effective March 1, 2003, we executed an amendment to the Colonial Manor lease which reduces the annual rent to $666,855 per year with no increases in rent over the remaining 8 year term of the lease.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs are included in professional services and general and administrative expenses to affiliates, of which $5,472 and $3,062 was unpaid as of March 31, 2003 and December 31, 2002, respectively.

An affiliate of our general partner earned property management fees of $3,863 and $4,828 for the three months ended March 31, 2003 and 2002, respectively, in connection with managing our properties. Such fees are included in property operating expenses to affiliates, all of which was paid as of March 31, 2003 and December 31, 2002.

Results of Operations

At March 31, 2003, we own three operating properties. Two of our three operating properties, Scandinavian Health Spa and Colonial Manor Living Center, are leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant. As of June 29, 2002, Kmart rejected its lease of our remaining property and ceased rent payments. We are reviewing various options to lease the space vacated by Kmart.

Rental income was $244,054 and $425,098 for the three months ended March 31, 2003 and 2002, respectively. This decrease was due to the reduction in the annual rent on the Colonial Manor Living Center under the new lease, which began March 2003 and the termination of the Kmart lease on June 29, 2002.

Professional services to non-affiliates were $8,155 and $2,242 for the three months ended March 31, 2003 and 2002, respectively. This increase was due to an increase in legal fees.

General and administrative expenses to non-affiliates were $5,654 and $11,630 for the three months ended March 31, 2003 and 2002, respectively. This decrease was due to a decrease in marketing, supplies and printing expenses.

Property operating expenses to non-affiliates were $77,348 and $4,700 for the three months ended March 31, 2003 and 2002, respectively. This increase was due to an increase in the real estate tax expense, common area maintenance expense, utilities and other property related expenses as a result of Kmart rejecting its lease.

The following is a list of approximate occupancy levels for the partnership's investment properties as of the end of each quarter during 2002 and 2003:
	2002				2003
Properties	03/31	06/30	09/30	12/31	03/31

Scandinavian Health Spa	100%	100%	100%	100%	100%
Broadview Heights, Ohio

Colonial Manor	100%	100%	100%	100%	100%
LaGrange, Illinois

Kmart	100%	0%	0%	0%	0%
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

INLAND MONTHLY INCOME FUND II, L.P.

By:	Inland Real Estate Investment Corporation
General Partner

/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
President
Date:	May 12, 2003

/S/ PATRICIA A. DELROSSO

By:	Patricia A. DelRosso
Senior Vice President
Date:	May 12, 2003

/S/ KELLY TUCEK

By:	Kelly Tucek
Assistant Vice President and
Principal Financial Officer
Date:	May 12, 2003

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

    Date: May 12, 2003

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

Date: May 12, 2003

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

  Date: May 12, 2003