Form 10-Q
period 2003-06-30
INLAND MONTHLY INCOME FUND II L P
filed 2003-08-13
CIK 835322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2003

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

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Balance Sheets

June 30, 2003 and December 31, 2002
(unaudited)

Assets
	2003	2002
Current assets:
Cash and cash equivalents	$1,339,691	1,356,342
Accounts and rents receivable	437	493

Total current assets	1,340,128	1,356,835

Investment properties (including acquisition fees paid to Affiliates of $1,250,037 at June 30, 2003 and December 31, 2002) (Note 4):
Land	3,187,438	3,187,438
Buildings and improvements	12,823,443	12,423,443

	16,010,881	15,610,881
Less accumulated depreciation	5,312,270	5,131,255

Net investment properties	10,698,611	10,479,626

Other assets:
Deferred leasing fees to Affiliates (net of accumulated amortization of $222,925 and $221,346 at June 30, 2003 and December 31, 2002, respectively)	4,807	6,386
Deferred rent receivable	397,877	449,793

Total other assets	402,684	456,179

Total assets	$12,441,423	12,292,640

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Balance Sheets
(continued)

June 30, 2003 and December 31, 2002
(unaudited)

Liabilities and Partners' Capital

	2003	2002

Current liabilities:
Accounts payable	$1,365	2,752
Accrued real estate taxes	55,665	62,430
Due to Affiliates (Note 3)	7,390	3,062
Deposits held for others	391,236	369,807

Total current liabilities	455,656	438,051

Commission payable to Affiliate (Note 3)	132,000	132,000

Total liabilities	587,656	570,051

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	47,331	49,141

	47,831	49,641
Limited Partners:
Units of $500. Authorized 80,000 Units, 50,095.50 Units outstanding (net of offering costs of $3,148,734, of which $653,165 was paid to Affiliates)	21,916,510	21,916,510
Cumulative net income	19,198,512	19,065,524
Cumulative distributions	(29,309,086)	(29,309,086)

	11,805,936	11,672,948

Total Partners' capital	11,853,767	11,722,589

Total liabilities and Partners' capital	$12,441,423	12,292,640

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Statements of Operations

For the three and six months ended June 30, 2003 and 2002
(unaudited)
	Three months	Three months	Six months	Six months
	ended	ended	ended	Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Income:
Rental income (Note 2)	$250,087	425,099	494,141	850,197
Additional rental income	-	2,259	-	4,519
Interest income	1,261	3,980	3,791	8,047

	251,348	431,338	497,932	862,763
Expenses:
Professional services to Affiliates	2,847	3,749	11,002	5,991
Professional services to non- affiliates	-	-	26,700	24,660
General and administrative expenses to Affiliates	6,205	6,449	11,983	12,565
General and administrative expenses to non-affiliates	5,535	4,031	11,189	15,661
Property operating expenses to Affiliates	3,658	4,916	7,521	9,744
Property operating expenses to non-affiliates	38,417	124,545	115,765	129,245
Depreciation	95,270	85,746	181,015	171,491
Amortization	790	1,513	1,579	3,025

	152,722	230,949	366,754	372,382

Net income	$98,626	200,389	131,178	490,381

Net income (loss) allocated to:
General Partner	(953)	(858)	(1,810)	(1,715)
Limited Partners	99,579	201,247	132,988	492,096

Net income	$98,626	200,389	131,178	490,381

Net loss allocated to the one
General Partner Unit	$(953)	(858)	(1,810)	(1,715)

Net income per Unit, basic and diluted, allocated to Limited Partners per weighted average Limited Partnership Units of 50,095.50	$1.99	4.01	2.65	9.82

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Statements of Cash Flows

For six months ended June 30, 2003 and 2002
(unaudited)
	2003	2002

Cash flows from operating activities:
Net income	$131,178	490,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	181,015	171,491
Amortization	1,579	3,025
Changes in assets and liabilities:
Accounts and rents receivable	56	(402)
Deferred rent receivable	51,916	(42,150)
Accounts payable	(1,387)	(1,274)
Accrued real estates taxes	(6,765)	60,000
Due to Affiliates	4,328	(4,025)

Net cash provided by operating activities	361,920	677,046

Cash flows from investing activities:
Additions to investment property	(400,000)	-

Net cash used in investing activities	(400,000)	-

Cash flows from financing activities:
Deposits held for others	21,429	(16,020)
Cash distributions	-	(728,993)

Net cash provided by (used in) financing activities	21,429	(745,013)

Net decrease in cash and cash equivalents	(16,651)	(67,967)
Cash and cash equivalents at beginning of period	1,356,342	1,332,850

Cash and cash equivalents at end of period	$1,339,691	1,264,883

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Notes to Financial Statements

June 30, 2003
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

On January 1, 2003, the Partnership adopted FASB Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The adoption of FIN 45 did not have a material effect on the Partnership's financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2003
(unaudited)

(2)  Deferred Rent Receivable

Certain tenant leases contain provisions providing for scheduled rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the straight-line basis. The accompanying financial statements include a decrease of $51,916 and an increase of $42,150 for the six months ended June 30, 2003 and 2002, of rental income for the period of occupancy for which scheduled rent increases apply and $397,877 and $449,793 in related deferred rent receivable as of June 30, 2003 and December 31, 2002, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made.

(3) Transactions with Affiliates

The general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to the administration of the partnership. Such costs are included in professional services and general and administrative expenses to affiliates, of which $7,390 and $3,062 was unpaid as of June 30, 2003 and December 31, 2002, respectively.

An Affiliate of the general partner earned property management fees of $7,521 and $9,744 for the six months ended June 30, 2003 and 2002, respectively, in connection with managing the partnership's properties. Such fees are included in property operating expenses to affiliates, all of which was paid as of June 30, 2003 and December 31, 2002.

In connection with the sale of The Wholesale Club on January 8, 1991, the partnership recorded $132,000 of sales commission payable to an affiliate of the general partner. Such commission has been deferred until the limited partners receive their original capital plus a return as specified in the partnership agreement.

  Investment Properties

The General Partner is continuing to review various options to lease the space vacated by Kmart. The current listing agreement with a third party broker attempting to lease the space expires November 30, 2003. If a replacement tenant has not been identified at that time, the General Partner may consider listing the property for sale.

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

Critical Accounting Policies

On December 12, 2001, the Securities and Exchange Commission issued Financial Reporting Release ("FRR") No. 60 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies." A critical accounting policy is one that would materially effect our operations or financial condition, and requires management to make estimates or judgments in certain circumstances. We believe that our most critical accounting policies relate to how we value our investment properties, recognize revenue, and our cost capitalization and depreciation policies. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain. The purpose of the FRR is to provide stockholders with an understanding of how management forms these policies. Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States of America ("GAAP"). GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. The following disclosure discusses judgments known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

Valuation of Investment Properties - On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144, we conduct an impairment analysis to ensure that the carrying value of each property does not exceed its estimated fair value. If this were to occur, we would be required to record an impairment loss equal to the excess of carrying value over fair value.

In determining the value of an investment property and whether the property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures and interest rates. The capitalization rate used to determine property valuation is based on the market in which the property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age, physical condition and investor return requirements among others. All of the aforementioned factors are considered by management in determining the value of any particular property. The value of any particular property is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole. Should the actual results differ from management's judgment, the valuation could be negatively or positively affected.

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property.

Revenue Recognition - Under GAAP, we are required to recognize rental income based on the effective monthly rent for each lease. The effective monthly rent is equal to the average monthly rent during the term of the lease, not the stated rent for any particular month. The process, known as "straight-lining" rent generally has the effect of increasing rental revenues during the early phases of a lease and decreasing rental revenues in the latter phases of a lease. If rental income calculated on a straight-line basis exceeds the cash rent due under the lease, the difference is recorded as an increase in deferred rent receivable and included as a component of rental income in the accompanying Statements of Operations. If the cash rent due under the lease exceeds rental income calculated on a straight-line basis, the difference is recorded as a decrease in deferred rent receivable and is also included as a component of rental income in the accompanying Statements of Operations.

Cost Capitalization and Depreciation Policies - We review all expenditures and capitalize any item exceeding $5,000 deemed to be an upgrade or a tenant improvement. If we capitalize more expenditures, current depreciation expense would be higher, however, total current expenses would be lower. Depreciation expense is computed using the straight-line method. Buildings and improvements are depreciated based upon estimated useful lives of 30 years for buildings and improvements, 15 years for site improvements and the remaining life of the related lease for tenant improvements.

Liquidity and Capital Resources

On August 4, 1988, we commenced an offering of 50,000 (subject to increase to 80,000) limited partnership units or units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The offering terminated on August 4, 1990, after we had sold 50,647.14 units at $500 per Unit, resulting in gross offering proceeds of $25,323,569, not including the general partner's contribution of $500. All of the holders of these units have been admitted as limited partners to the partnership. We acquired five properties using $21,224,542 of capital proceeds received. On January 8, 1991, we sold one of our properties, The Wholesale Club. On November 30, 1999, we sold another of our properties, Eurofresh Plaza. As of June 30, 2003, cumulative distributions to limited partners totaled $29,309,086, of which $4,395,565 represents proceeds from the sale of The Wholesale Club, $2,392,818 represents proceeds from the sale of Eurofresh Plaza, and $22,520,703 represents distributable cash flow from the properties. We repurchased 551.64 units for $260,285 from various limited partners through the unit repurchase program. There are no funds remaining for the repurchase of units through this program.

As of June 30, 2003, we had cash and cash equivalents of approximately $1,340,000 which includes approximately $391,000 held in an unrestricted escrow account for the payment of real estate taxes for Colonial Manor Living Center. We intend to use such remaining funds of approximately $949,000 for property upgrades, distributions and for other working capital requirements.

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

Effective March 1, 2003, we executed an amendment to the Colonial Manor lease which reduced the annual rent from $829,150 to $666,855 per year with no increases in rent over the remaining 8 year term of the lease.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs are included in professional services and general and administrative expenses to affiliates, of which $7,390 and $3,062 was unpaid as of June 30, 2003 and December 31, 2002, respectively.

An affiliate of our general partner earned property management fees of $7,521 and $9,744 for the six months ended June 30, 2003 and 2002, respectively, in connection with managing our properties. Such fees are included in property operating expenses to affiliates, all of which was paid as of June 30, 2003 and December 31, 2002.

Results of Operations

At June 30, 2003, we own three operating properties. Two of our three operating properties, Scandinavian Health Spa and Colonial Manor Living Center, are leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant. As of June 29, 2002, Kmart rejected its lease of our remaining property and ceased rent payments. We are reviewing various options to lease the space vacated by Kmart. The current listing agreement with a third party broker attempting to lease the space expires November 30, 2003. If a replacement tenant has not been identified at that time, we may consider listing the property for sale.

Rental income was $494,141 and $850,197 for the six months ended June 30, 2003 and 2002, respectively. This decrease was due to the reduction in the annual rent on the Colonial Manor Living Center under the new lease, which began March 2003 and the termination of the Kmart lease on June 29, 2002.

Professional services to non-affiliates were $11,002 and $5,991 for the six months ended June 30, 2003 and 2002, respectively. This increase was due to an increase in legal fees.

General and administrative expenses to non-affiliates were $11,189 and $15,661 for the six months ended June 30, 2003 and 2002, respectively. This decrease was due to a decrease in the state tax expense and postage expense.

Property operating expenses to non-affiliates were $115,765 and $129,245 for the six months ended June 30, 2003 and 2002, respectively. These expenses include real estate tax expense, common area maintenance expense, utilities and other property related expenses as a result of Kmart rejecting its lease.

The following is a list of approximate occupancy levels for the partnership's investment properties as of the end of each quarter during 2002 and 2003:
	2002				2003
Properties	03/31	06/30	09/30	12/31	03/31	06/30	09/30	12/31

Scandinavian Health Spa	100%	100%	100%	100%	100%	100%
Broadview Heights, Ohio

Colonial Manor	100%	100%	100%	100%	100%	100%
LaGrange, Illinois

Kmart	100%	0%	0%	0%	0%	0%
Chandler, Arizona

Item 3: Quantitative and Qualitative Disclosures about Market Risks

Not Applicable.

Item 4: Controls and Procedures

Within 90 days prior to the filing date of this report, the general partner conducted, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information that is required to be disclosed in the periodic reports that we must file with the Securities and Exchange Commission.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - Other Information

Items 1 through 5 are omitted because of the absence of conditions under which they are required.

(a)  Exhibits:

     31.1 Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer
     31.2 Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

     32.1 Section 1350 Certification by Chief Executive Officer
     32.2 Section 1350 Certification by Chief Financial Officer

(b)  Reports on Form 8-K:

      None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND MONTHLY INCOME FUND II, L.P.

By:	Inland Real Estate Investment Corporation
General Partner

/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
President
Date:	August 11, 2003

/S/ PATRICIA A. DELROSSO

By:	Patricia A. DelRosso
Senior Vice President
Date:	August 11, 2003

/S/ KELLY TUCEK

By:	Kelly Tucek
Assistant Vice President and
Principal Financial Officer
Date:	August 11, 2003