Form 10-Q
period 2003-09-30
INLAND MONTHLY INCOME FUND II L P
filed 2003-11-12
CIK 835322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2003

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

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Balance Sheets

September 30, 2003 and December 31, 2002
(unaudited)

Assets
	2003	2002
Current assets:
Cash and cash equivalents	$1,465,046	1,356,342
Accounts and rents receivable	533	493

Total current assets	1,465,579	1,356,835

Investment properties (including acquisition fees paid to Affiliates of $1,250,037 at September 30, 2003 and December 31, 2002) (Note 4):
Land	3,187,438	3,187,438
Buildings and improvements	12,823,443	12,423,443

	16,010,881	15,610,881
Less accumulated depreciation	5,407,539	5,131,255

Net investment properties	10,603,342	10,479,626

Other assets:
Deferred leasing fees to Affiliates (net of accumulated amortization of $223,716 and $221,346 at September 30, 2003 and December 31, 2002, respectively)	4,016	6,386
Deferred rent receivable	385,443	449,793

Total other assets	389,459	456,179

Total assets	$12,458,380	12,292,640

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Balance Sheets
(continued)

September 30, 2003 and December 31, 2002
(unaudited)

Liabilities and Partners' Capital

	2003	2002

Current liabilities:
Accounts payable	$12,065	2,752
Accrued real estate taxes	73,383	62,430
Due to Affiliates (Note 3)	8,794	3,062
Deposits held for others	362,657	369,807

Total current liabilities	456,899	438,051

Commission payable to Affiliate (Note 3)	132,000	132,000

Total liabilities	588,899	570,051

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	46,378	49,141

	46,878	49,641
Limited Partners:
Units of $500. Authorized 80,000 Units, 50,095.50 Units outstanding (net of offering costs of $3,148,734, of which $653,165 was paid to Affiliates)	21,916,510	21,916,510
Cumulative net income	19,215,179	19,065,524
Cumulative distributions	(29,309,086)	(29,309,086)

	11,822,603	11,672,948

Total Partners' capital	11,869,481	11,722,589

Total liabilities and Partners' capital	$12,458,380	12,292,640

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Statements of Operations

For the three and nine months ended September 30, 2003 and 2002
(unaudited)
	Three months	Three months	Nine months	Nine months
	ended	ended	Ended	ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Income:
Rental income (Notes 1 and 2)	$250,088	312,099	744,229	1,162,296
Additional rental income	-	-	-	4,519
Interest income	2,483	3,966	6,274	12,013
	252,571	316,065	750,503	1,178,828
Expenses:
Professional services to Affiliates	3,914	3,232	14,916	9,223
Professional services to non- affiliates	3,001	3,000	29,701	27,660
General and administrative expenses to Affiliates	4,661	7,056	16,644	19,621
General and administrative expenses to non-affiliates	198	5,939	11,387	21,600
Property operating expenses to Affiliates	3,659	4,086	11,180	13,830
Property operating expenses to non-affiliates	125,364	20,702	241,129	149,947
Depreciation	95,269	85,745	276,284	257,236
Amortization	791	32,666	2,370	35,691
	236,857	162,426	603,611	534,808

Net income	$15,714	153,639	146,892	644,020

Net income (loss) allocated to:
General Partner	(953)	(857)	(2,763)	(2,572)
Limited Partners	16,667	154,496	149,655	646,592

Net income	$15,714	153,639	146,892	644,020

Net loss allocated to the one
General Partner Unit	$(953)	(857)	(2,763)	(2,572)

Net income per Unit, basic and diluted, allocated to Limited Partners per weighted average Limited Partnership Units of 50,095.50	$.33	3.08	2.99	12.91

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Statements of Cash Flows

For nine months ended September 30, 2003 and 2002
(unaudited)
	2003	2002
Cash flows from operating activities:
Net income	$146,892	644,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	276,284	257,236
Amortization	2,370	35,691
Changes in assets and liabilities:
Accounts and rents receivable	(40)	31
Deferred rent receivable	64,350	(57,188)
Real estate taxes payable	10,953	34,598
Accounts payable	9,313	16,514
Due to Affiliates	5,732	(1,008)

Net cash provided by operating activities	515,854	929,894

Cash flows from investing activities:
Additions to investment property	(400,000)	-

Net cash used in investment activities	(400,000)	-

Cash flows from financing activities:
Deposits held for others	(7,150)	95,910
Cash distributions	-	(1,004,363)

Net cash used in financing activities	(7,150)	(908,453)

Net increase in cash and cash equivalents	108,704	21,441
Cash and cash equivalents at beginning of period	1,356,342	1,332,850

Cash and cash equivalents at end of period	$1,465,046	1,354,291

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Notes to Financial Statements

September 30, 2003
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

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Notes to Financial Statements

September 30, 2003
(unaudited)

In January 2003, FASB issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities and Interpretation of Accounting Research Bulletin (ARB) No. 51". The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities) and how to determine when and which business enterprise should consolidate the Variable Interest Entity (the Primary Beneficiary). The consolidation provisions of FIN 46 apply immediately to variable interests in variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise that is a public company holds a variable interest that it acquired before February 1, 2003. Management of the Partnership does not anticipate that the provisions of FIN 46 will have a material impact on the Partnership's financial condition and results of operations.

In May 2003, the FASB issued Statement No. 150 ("SFAS 150") "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for classifying and measuring certain financial instruments as liabilities that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management of the Partnership does not anticipate that the provisions of SFAS No. 150 will have an impact on the Partnership's financial condition and results of operations.

(2)  Deferred Rent Receivable

Certain tenant leases contain provisions providing for scheduled rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the straight-line basis. The accompanying financial statements include a decrease of $64,350 and an increase of $57,188 for the nine months ended September 30, 2003 and 2002, of rental income for the period of occupancy for which scheduled rent increases apply and $385,443 and $449,793 in related deferred rent receivable as of September 30, 2003 and December 31, 2002, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made.

 INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2003
(unaudited)

(3)  Transactions with Affiliates

The general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to the administration of the partnership. Such costs are included in professional services and general and administrative expenses to affiliates, of which $8,794 and $3,062 was unpaid as of September 30, 2003 and December 31, 2002, respectively.

An Affiliate of the general partner earned property management fees of $11,180 and $13,830 for the nine months ended September 30, 2003 and 2002, respectively, in connection with managing the partnership's properties. Such fees are included in property operating expenses to affiliates, all of which was paid as of September 30, 2003 and December 31, 2002.

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

Critical Accounting Policies

On December 12, 2001, the Securities and Exchange Commission issued Financial Reporting Release ("FRR") No. 60 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies." A critical accounting policy is one that would materially effect our operations or financial condition, and requires management to make estimates or judgments in certain circumstances. We believe that our most critical accounting policies relate to how we value our investment properties, recognize revenue, and our cost capitalization and depreciation policies. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain. The purpose of the FRR is to provide stockholders with an understanding of how management forms these policies. Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States of America ("GAAP"). GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. The following disclosure discusses judgements known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

Valuation of Investment Properties - On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144, we conduct an impairment analysis to ensure that the carrying value of each property does not exceed its estimated fair value. If this were to occur, we would be required to record an impairment loss equal to the excess of carrying value over fair value.

In determining the value of an investment property and whether the property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures and interest rates. The capitalization rate used to determine property valuation is based on the market in which the property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age, physical condition and investor return requirements among others. All of the aforementioned factors are considered by management in determining the value of any particular property. The value of any particular property is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole. Should the actual results differ from management's judgement, the valuation could be negatively or positively affected.

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

Liquidity and Capital Resources

On August 4, 1988, we commenced an offering of 50,000 (subject to increase to 80,000) limited partnership units or units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The offering terminated on August 4, 1990, after we had sold 50,647.14 units at $500 per Unit, resulting in gross offering proceeds of $25,323,569, not including the general partner's contribution of $500. All of the holders of these units have been admitted as limited partners to the partnership. We acquired five properties using $21,224,542 of capital proceeds received. On January 8, 1991, we sold one of our properties, The Wholesale Club. On November 30, 1999, we sold another of our properties, Eurofresh Plaza. As of September 30, 2003, cumulative distributions to limited partners totaled $29,309,086, of which $4,395,565 represents proceeds from the sale of The Wholesale Club, $2,392,818 represents proceeds from the sale of Eurofresh Plaza, and $22,520,703 represents distributable cash flow from the properties. We repurchased 551.64 units for $260,285 from various limited partners through the unit repurchase program. There are no funds remaining for the repurchase of units through this program.

As of September 30, 2003, we had cash and cash equivalents of approximately $1,465,000 which includes approximately $362,000 held in an unrestricted escrow account for the payment of real estate taxes for Colonial Manor Living Center. We intend to use such remaining funds of approximately $1,103,000 for property upgrades, distributions and for other working capital requirements.

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

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs are included in professional services and general and administrative expenses to affiliates, of which $8,794 and $3,062 was unpaid as of September 30, 2003 and December 31, 2002, respectively.

An affiliate of our general partner earned property management fees of $11,180 and $13,830 for the nine months ended September 30, 2003 and 2002, respectively, in connection with managing our properties. Such fees are included in property operating expenses to affiliates, all of which was paid as of September 30, 2003 and December 31, 2002.

Results of Operations

At September 30, 2003, we own three operating properties. Two of our three operating properties, Scandinavian Health Spa and Colonial Manor Living Center, are leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant. As of June 29, 2002, Kmart rejected its lease of our remaining property and ceased rent payments. We are reviewing various options to lease the space vacated by Kmart. The current listing agreement with a third party broker attempting to lease the space expires November 30, 2003. If a replacement tenant has not been identified at that time, we may consider listing the property for sale.

Rental income was $744,229 and $1,162,296 for the nine months ended September 30, 2003 and 2002, respectively. This decrease was due to the reduction in the annual rent on the Colonial Manor Living Center under the new lease, which began March 2003 and the termination of the Kmart lease on June 29, 2002.

Professional services to affiliates were $14,916 and $9,223 for the nine months ended September 30, 2003 and 2002, respectively. This increase was due to an increase in legal and accounting services required.

General and administrative expenses to non-affiliates were $11,387 and $21,600 for the nine months ended September 30, 2003 and 2002, respectively. This decrease was due to a decrease in the state tax expense and postage expense.

Property operating expenses to non-affiliates were $241,129 and $149,947 for the nine months ended September 30, 2003 and 2002, respectively. These expenses include real estate tax expense, common area maintenance expense, utilities and other property related expenses as a result of Kmart rejecting its lease.

The following is a list of approximate occupancy levels for the partnership's investment properties as of the end of each quarter during 2002 and 2003:
	2002				2003
Properties	03/31	06/30	09/30	12/31	03/31	06/30	09/30	12/31

Scandinavian Health Spa	100%	100%	100%	100%	100%	100%	100%
Broadview Heights, Ohio

Colonial Manor	100%	100%	100%	100%	100%	100%	100%
LaGrange, Illinois

Kmart	100%	0%	0%	0%	0%	0%	0%
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

(a)  Exhibits:

     31.1 Rule 13a-14(a)/15d-14(a) Certification by principal executive officer

     31.2 Rule 13a-14(a)/15d-14(a) Certification by principal financial officer

     32.1 Section 1350 Certification by principal executive officer

     32.2 Section 1350 Certification by principal financial officer

(b)  Reports on Form 8-K:

     None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND MONTHLY INCOME FUND II, L.P.

By:	Inland Real Estate Investment Corporation
General Partner

/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
President
Date:	November 12, 2003

/S/ PATRICIA A. DELROSSO

By:	Patricia A. DelRosso
Senior Vice President
Date:	November 12, 2003

/S/ KELLY TUCEK

By:	Kelly Tucek
Assistant Vice President and
principal financial officer
Date:	November 12, 2003