Form 10-K
period 2003-12-31
INLAND MONTHLY INCOME FUND II L P
filed 2004-03-30
CIK 835322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2003

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

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

TABLE OF CONTENTS

PART I

Item 1. Business

Inland Monthly Income Fund II, L.P. was formed on June 20, 1988, to invest in improved residential, retail, industrial and other income producing properties. On August 4, 1988, we commenced an offering of 50,000 limited partnership units or units (subject to an increase of up to 30,000 additional units) pursuant to a Registration under the Securities Act of 1933. The offering terminated on August 4, 1990, after we had sold 50,647.14 units at $500 per unit, resulting in gross offering proceeds of $25,323,569, not including the general partner's contribution of $500. All of the holders of our units were admitted to our partnership. Inland Real Estate Investment Corporation is our general partner. We acquired five properties utilizing $21,224,542 of capital proceeds collected. On January 8, 1991, we sold one of our properties, The Wholesale Club. On November 30, 1999, we sold another of our properties, Eurofresh Plaza. Our limited partners share in their portion of benefits of ownership of our real property investments according to the number of units held. We repurchased 551.64 units for $260,285 from various limited partners through the unit repurchase program. There are no funds remaining for the repurchase of units through this program.

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
Palatine, Illinois

*The Kmart Corporation filed for Chapter 11 bankruptcy reorganization on January 22, 2002. As a result thereof, Kmart had the option to accept or reject our lease. On March 8, 2002, Kmart Corporation announced its intent to close 283 stores, including the Chandler, Arizona store. The Bankruptcy Court approved these closings on March 20, 2002, as well as the liquidation procedures. As of June 29, 2002, Kmart rejected their lease for the Chandler, Arizona property and ceased making rent payments. The general partner filed a lease rejection claim with the bankruptcy court on our behalf. The general partner is continuing to review various options to lease or sell the space vacated by Kmart. As of December 31, 2003, we have recorded an impairment loss on this property of $175,000.

We have utilized our offering proceeds to acquire properties. The leases at certain of our properties entitled us to participate in gross receipts of lessees above fixed minimum amounts. Our receipt of such amounts depended in part on the ability of those lessees to compete with similar businesses in their respective vicinities. As of December 31, 2003, there are no such leases.

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

The following is a list of our significant operating leases and the revenues from those leases as a percent of our gross income.

Significant net operating leases	2003	2002	2001

Elite Care Corporation ("Elite")	59%	60%	51%

Scandinavian Health Spa, Inc. ("SHS")	36%	24%	20%

Kmart Corporation ("Kmart")	0%	15%	25%

We into a revised ten-year lease with Elite, which began as of July 1, 2001. Under the new lease, Elite received a five-month rent abatement with the first payment due on December 1, 2001 and a 17% reduction in the annual rent. Effective March 1, 2003, due to economic conditions in the nursing home industry, the lease for the property was amended to reduce the rent to $666,855 per year and to eliminate the increases in rent over the term of the lease.

We executed an amendment of the Scandinavian Health Club lease through September 30, 2013. Annual base rent increased from $359,094 to $383,231 per year commencing April 1, 2003. As part of the extension, we paid $400,000 for tenant improvements and equipment at the property.

Our 2004 business plan is to continue to market the vacant Kmart property and the Scandinavian Health Club for sale. Both properties are listed for sale with brokers. As of March 22, 2004, we have found a buyer and have entered into an agreement to sell the Scandinavian Health Club. Provided contingencies are met, the buyer performs and the sale closes, a portion of the sales proceeds may be used to make a distribution to investors. We will monitor the status of the nursing home tenant throughout the course of 2004, and evaluate the possibility of marketing the nursing home for sale in 2005.

We had no employees during 2003.

Our general partner and its affiliates provide services to us. The general partner and its affiliates are reimbursed for salaries and expenses of employees of the general partner and its affiliates relating to the administration of the partnership. An affiliate of the general partner receives a property management fee for management and leasing services relating to our properties.

Access to Our Information

We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (SEC). The public may read and copy any of the reports that are filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800)-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

We make available, free of charge through our general partner's website, and by responding to requests addressed to our director of investor relations, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports. These reports are available as soon as reasonably practical after such material is electronically filed or furnished to the SEC. Our general partner's website address is www.inland-investments.com. The information contained on this website, or other websites linked to our website, is not part of this document.

Limited partners wishing to communicate with our general partner can do so by writing to the attention of the general partner care of our partnership at 2901 Butterfield Road, Oak Brook, IL 60523.

Item 2. Properties

We own directly the properties referred to in Item 1 to which reference is hereby made for a description of said properties.

The following is a list of approximate occupancy levels for our investment properties as of the end of each of the last five years.

Properties	2003	2002	2001	2000	1999

Scandinavian Health Spa	100%	100%	100%	100%	100%

Colonial Manor	100%	100%	100%	100%	100%

Kmart	0%	0%	100%	100%	100%

The following is a list of average effective annual rents per square foot for our investment properties for each of the last five years.

Properties	2003	2002	2001	2000	1999

Scandinavian Health Spa	$14.72	13.79	13.79	13.79	13.79

Colonial Manor	6.18	8.24	8.24	8.00	8.00

Kmart	-	5.37*	5.37	5.37	5.37

* Effective annual rent as of the termination of the lease.

The following tables set forth certain information with respect to the amount and expiration of leases for our investment properties as of December 31, 2003:
	Square Feet		Renewal	December 31, 2003	Rent Per
Lessee	Leased	Lease Ends	Options	Annual Rent	Square Foot

Scandinavian Health Spa, Inc.	26,040	09/2013	2/5 years	$383,231	$14.72

Elite Care Corporation	107,867	06/2011	1/5 years	666,855	6.18

Year Ending	Number of Leases	Approx. Gross Leasable Area ("GLA") of Expiring Leases	Annual Base Rent of Expiring	Total Annual Base Rent	Annual Base Rent Per Sq. Ft. Under Expiring	% of Total GLA Represented By Expiring	% of Annual Base Rent Represented By Expiring
Dec 31,	Expiring	(square feet)	Leases ($)	(1)($)	Leases ($)	Leases (%)	Leases (%)

2004	-	-	-	1,050,086	-	-	-
2005	-	-	-	1,053,341	-	-	-
2006	-	-	-	1,063,106	-	-	-
2007	-	-	-	1,063,106	-	-	-
2008	-	-	-	1,066,361	-	-	-
2009	-	-	-	1,076,126	-	-	-
2010	-	-	-	1,079,381	-	-	-
2011	1	107,867	666,855	1,089,146	6.18	49	61
2012	-	-	-	422,291	-	-	-
2013	1	26,040	422,291	422,291	16.21	100	100
  No assumptions have been made regarding the releasing of expired leases. It is the opinion of the general partner that the space will be released at market prices.

Item 3. Legal Proceedings

We are not subject to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

Consistent with our limited partnership agreement, there were no matters submitted to a vote of our security holders during 2003.

PART II

Item 5. Market for the our limited partnership Units and Related Security Holder Matters

As of March 22, 2004, there were 1,894 holders of our units. There is no public market for units nor is it anticipated that any public market for units will develop. Reference is made to Item 6 below for a discussion of cash distributions made to the limited partners.

Although we established a unit repurchase program, there are no funds remaining for the repurchase of units through this program.

For the years ended December 31, 2003 and 2002, we paid the following distributions:

Distributions to:	2003	2002

General partners	$-	-
Limited partners	-	1,032,901

Total	$-	1,032,901

Item 6. Selected Financial Data

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

For the years ended December 31, 2003, 2002, 2001, 2000, and 1999

(not covered by Independent Auditors' Report)
	2003	2002	2001	2000	1999

Total assets	$12,471,779	12,292,640	12,576,550	12,786,600	15,529,722

Total income	1,040,471	1,494,104	1,819,548	1,767,769	1,982,302

Net income from operations	97,310	806,768	1,332,270	1,174,659	1,144,583

Gain on sale of investment property	-	-	-	-	582,147

Net income	97,310	806,768	1,332,270	1,174,659	1,726,730

Net income (loss) per the one general partner unit	(3,716)	(3,430)	(3,595)	(3,827)	16

Net income allocated per limited partnership unit	2.02	16.17	26.67	23.52	34.47

Distributions to limited partners	-	1,032,901	1,461,795	3,871,221	1,653,427

Distributions per limited partnership unit	-	20.62	29.18	77.28	33.01

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

Critical Accounting Policies

On December 12, 2001, the Securities and Exchange Commission issued Financial Reporting Release or FRR No. 60 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies." A critical accounting policy is one that would materially effect our operations or financial condition, and requires management to make estimates or judgements in certain circumstances. We believe that our most critical accounting policies relate to how we value our investment properties, recognize revenue, and our cost capitalization and depreciation policies. These judgements often result from the need to make estimates about the effect of matters that are inherently uncertain. The purpose of the FRR is to provide investors with an understanding of how management forms these policies. Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States of America or GAAP. GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. The following disclosure discusses judgements known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

Valuation of Investment Properties - On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144, we conduct an impairment analysis to ensure that the carrying value of each property does not exceed its estimated fair value. If this were to occur, we would be required to record an impairment loss equal to the excess of carrying value over fair value.

In determining the value of an investment property and whether the property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures and interest rates. The capitalization and discount rates used to determine property valuation are based on the market in which the property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age, physical condition and investor return requirements among others. All of the aforementioned factors are considered by management in determining the value of any particular property. The value of any particular property is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole. Should the actual results differ from management's judgement, the valuation could be negatively or positively affected.

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

Cost Capitalization and Depreciation Policies - We review all expenditures and capitalize any item exceeding $5,000 deemed to be an upgrade or a tenant improvement. If we capitalize more expenditures, current depreciation expense would be higher; however, total current expenses would be lower. Depreciation expense is computed using the straight-line method. Buildings and improvements are depreciated based upon estimated useful lives of 30 to 40 years for buildings and improvements and the remaining life of the related lease for tenant improvements.

Liquidity and Capital Resources

On August 4, 1988, we commenced an offering of 50,000 (subject to increase to 80,000) limited partnership units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The offering terminated on August 4, 1990, after we had sold 50,647.14 units at $500 per unit, resulting in gross offering proceeds of $25,323,569, not including the general partner's contribution of $500. All of the holders of these units have been admitted to our partnership. We acquired five properties utilizing $21,224,542 of capital proceeds collected. On January 8, 1991, we sold one of our properties, The Wholesale Club. On November 30, 1999, we sold another of our properties, Eurofresh Plaza. As of December 31, 2003, cumulative distributions to limited partners totaled $29,309,086; of which $4,395,565 represents proceeds from the sale of The Wholesale Club, $2,392,818 represents proceeds from the sale of Eurofresh Plaza and $22,520,703 represents distributable cash flow from the properties. We repurchased 551.64 units for $260,285 from various limited partners through the unit repurchase program. There are no funds remaining for the repurchase of Units through this program.

As of December 31, 2003, we had cash and cash equivalents of $1,764,717 which includes approximately $455,000 expected to be used for the payment of real estate taxes for Colonial Manor Living Center. We intend to use such remaining funds for distributions and for working capital requirements.

As of December 31, 2003, we have made cumulative distributions of $253,868 in addition to the 8% annualized return to the limited partners from excess cash flow. Through June 30, 2002, the properties owned by us were generating cash flow in excess of the 8% annualized distributions to the limited partners (paid monthly), in addition to covering all our operating expenses. As a result of the termination of the Kmart lease on June 29, 2002, we reduced the annualized return to the limited partners to 5%, beginning in July 2002. In December 2002, the general partner temporarily suspended distributions to the limited partners due to uncertainty of the Elite and SHS leases and re-tenanting costs anticipated with the Kmart property. We will continue to monitor our cash needs and the cash available for distribution. To the extent that the cash flow from the properties is insufficient to meet our needs, we may rely on advances from affiliates of the general partner, other short-term financing, or may sell one or more of the properties.

We executed an amendment of the SHS lease through September 30, 2013. Annual base rent increased from $359,094 to $383,231 per year commencing April 1, 2003. As part of the extension, we paid $400,000 for tenant improvements and equipment at the property.

Effective March 1, 2003, due to economic conditions in the nursing home industry, the general partner executed an amendment to the Elite lease to reduce the annual rent to $666,855 per year with no increases in rent over the term of the lease.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of their employees relating to our administration. Such costs of $47,568, $36,160 and $50,991 are included in professional services to affiliates and general and administrative expenses to affiliates for the years ended December 31, 2003, 2002 and 2001, respectively, of which $7,467 and $3,062 was unpaid as of December 31, 2003 and 2002, respectively.

An affiliate of our general partner earned property management fees of $14,518, $17,828 and $16,762, for the years ended December 31, 2003, 2002, and 2001, respectively, in connection with managing our properties. Such fees are included in property operating expenses to affiliates, of which $900 was unpaid as of December 31, 2003.

In connection with the sale of The Wholesale Club on January 8, 1991, we recorded $132,000 of sales commission payable to an affiliate of the general partner. Such commission has been deferred until our limited partners receive their original capital plus a return as specified in the partnership agreement.

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

Rental income was $994,317, $1,474,395 and $1,733,051 for the years ended December 31, 2003, 2002 and 2001, respectively. We entered into a revised ten-year lease with Elite, which began as of July 1, 2001. Under the new lease, Elite received a five-month rent abatement with the first payment due on December 1, 2001 and a 17% reduction in the annual rent. Although the tenant received a reduction in the annual rent payment based on the prior lease rates, the effective annual rental rate over the term of the new lease increased from $8.00 to $8.24. Effective March 1, 2003, we executed an amendment to the Elite lease to reduce the annual rent to $666,855 per year with no increases in rent over the term of the lease. Also in 2003, we executed an amendment of the SHS lease through September 30, 2013. Annual base rent increased from $359,094 to $383,231 per year commencing April 1, 2003.

Rental income decreased in 2002 due to the termination of the Kmart lease in June 2002. The Kmart Corporation filed for Chapter 11 bankruptcy reorganization on January 22, 2002. As a result thereof, Kmart had the option to accept or reject its lease with the Partnership. On March 8, 2002, Kmart Corporation announced its intent to close 283 stores, including the Chandler, Arizona store. The Bankruptcy Court approved these closings on March 20, 2002, as well as the liquidation procedures. As of June 29, 2002, Kmart rejected their lease for the Chandler, Arizona property and ceased making rent payments. The general partner filed a lease rejection claim with the bankruptcy court on our behalf. We are continuing to review various options to lease or sell the space vacated by Kmart. As of December 31, 2003, we have recorded an impairment loss on this property of $175,000.

Professional services to affiliates were $22,683, $13,357 and $23,130 for the years ended December 31, 2003, 2002 and 2001, respectively. The increase in 2003 is due to an increase in accounting and legal services.

General and administrative expenses to non-affiliates were $13,285, $28,997 and $20,957 for the years ended December 31, 2003, 2002 and 2001, respectively. The increase in 2002 was due to increases in state tax expense, postage and printing expenses.

Property operating expenses to non-affiliates were $285,158, $197,019 and $6,043 for the years ended December 31, 2003, 2002 and 2001, respectively. The increase in 2002 and 2003 from 2001 is due to the termination of the Kmart lease. Beginning July 2002, we are responsible for maintenance of the structure and the parking lot and insurance, real estate taxes and common area maintenance of the Kmart property.

Our Partnership Agreement

Our partnership agreement defines the allocation of distributable available cash and profits and losses. Limited partners will receive 100% of cash available for distribution until the limited partners have received a cumulative preferred return of 8% per annum through August 4, 1993 and a preferential return of 10% per annum for the period after August 4, 1993. Thereafter, the general partner shall be allocated an amount equal to any supplemental capital contributions outstanding at the time of the distribution and then 95% of cash available for distribution will be allocated to the limited partners and 5% will be allocated to the general partner. Net sale proceeds will be distributed to the limited partners until they have received an amount equal to their invested capital and any deficiency in the 10% preferential return. Thereafter, any remaining net sale proceeds will be distributed 85% to the limited partners and 15% to the general partner. Distributions of net sale proceeds to the limited partners represent a return of invested capital.

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

Pursuant to the terms of the partnership agreement, the net gain from a capital transaction is allocated as follows:

  Depreciation deductions previously taken by us with respect to the property sold shall be allocated to the partners in the amounts in which the previous deductions were allocated.
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

The general partner was required to make supplemental capital contributions, if necessary, in sufficient amounts to allow us to make distributions to the limited partners to provide a non-compounded return on their invested capital equal to 8% per annum through August 4, 1993. The amount of such supplemental capital contributions was $30,155. The entire amount was paid to us in April of 1990. The general partner was repaid on August 4, 1993, after the limited partners received a cumulative preferred return of 8% per annum through August 4, 1993.

Selected Quarterly Financial Data (unaudited)

The following represents the results of operations for each quarter during the years ended December 31, 2003, 2002 and 2001.

		12/31/03	09/30/03	06/30/03	03/31/03
	$
Total income		289,968	252,571	251,348	246,584
Net income (loss)		(49,582)	15,714	98,626	32,552
Net income (loss) allocated to the limited partners		(48,629)	16,667	99,579	33,409
Net income (loss) per limited partnership unit, basic and diluted		(.97)	.33	1.99	.67

		12/31/02	09/30/02	06/30/02	03/31/02

Total income		$315,276	316,065	431,338	431,425
Net income		162,748	153,639	200,389	289,992
Net income allocated to the limited partners		163,606	154,496	201,247	290,847
Net income per limited partnership unit, basic and diluted		3.27	3.08	4.02	5.81

		12/31/01	09/30/01	06/30/01	03/31/01

Total income		$476,736	427,431	457,816	457,565
Net income		374,708	311,246	334,606	315,710
Net income allocated to the limited partners		371,565	312,070	335,563	316,667
Net income per limited partnership unit, basic and diluted		7.42	6.23	6.70	6.32

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

INDEPENDENT AUDITORS' REPORT

To the Partners of
Inland Monthly Income Fund II, L.P.

We have audited the accompanying balance sheets of Inland Monthly Income Fund II, L.P. (a limited partnership) (the "Partnership") as of December 31, 2003 and 2002, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(c). These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Inland Monthly Income Fund II, L.P. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

March 26, 2004
Chicago, Illinois

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Balance Sheets

December 31, 2003 and 2002

Assets

	2003	2002
Current assets:
Cash and cash equivalents (Note 1)	$1,764,717	1,356,342
Accounts and rents receivable	855	493

Total current assets	1,765,572	1,356,835

Investment properties (including acquisition fees paid to Affiliates of $1,250,037 at December 31, 2003 and 2002) (Notes 1 and 4):
Land	3,187,438	3,187,438
Buildings and improvements (net of impairment loss of $175,000 at December 31, 2003)	12,648,443	12,423,443

	15,835,881	15,610,881
Less accumulated depreciation	5,502,808	5,131,255

Net investment properties	10,333,073	10,479,626

Other assets:
Deferred leasing fees to Affiliates (net of accumulated amortization of $227,606 and $221,346 at December 31, 2003 and 2002, respectively) (Notes 1 and 3)	126	6,386
Deferred rent receivable (Notes 1 and 5)	373,008	449,793

Total other assets	373,134	456,179

Total assets	$12,471,779	12,292,640

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Balance Sheets
(continued)

December 31, 2003 and 2002

Liabilities and Partners' Capital
	2003	2002

Current liabilities:
Accounts payable	$8,402	2,752
Accrued real estate taxes	48,922	62,430
Due to Affiliates (Note 3)	8,367	3,062
Deposits held for others	454,189	369,807

Total current liabilities	519,880	438,051

Commission payable to Affiliate (Note 3)	132,000	132,000

Total liabilities	651,880	570,051

Partners' capital (Notes 1 and 2):
General Partner:
Capital contribution	500	500
Cumulative net income	45,425	49,141

	45,925	49,641
Limited Partners:
Units of $500. Authorized 80,000 Units, 50,095.50 Units outstanding (net of offering costs of $3,148,734, of which $653,165 was paid to Affiliates)	21,916,510	21,916,510
Cumulative net income	19,166,550	19,065,524
Cumulative distributions	(29,309,086)	(29,309,086)

	11,773,974	11,672,948

Total Partners' capital	11,819,899	11,722,589

Total liabilities and Partners' capital	$12,471,779	12,292,640

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Statements of Operations

For the years ended December 31, 2003, 2002 and 2001
	2003	2002	2001
Income:
Rental income (Notes 1, 4 and 5)	$994,317	1,474,395	1,733,051
Additional rental income	-	4,519	9,039
Interest income	9,376	15,190	30,055
Other income	36,778	-	47,403

	1,040,471	1,494,104	1,819,548
Expenses:
Professional services to Affiliates	22,683	13,357	23,130
Professional services to non-affiliates	29,819	27,869	26,935
General and administrative expenses to Affiliates	24,885	22,803	27,861
General and administrative expenses to non-affiliates	13,285	28,997	20,957
Property operating expenses to Affiliates	14,518	17,828	16,762
Property operating expenses to non-affiliates	285,158	197,019	6,043
Impairment loss	175,000	-	-
Depreciation	371,553	342,981	359,538
Amortization of deferred leasing fees	6,260	36,482	6,052

	943,161	687,336	487,278

Net income	$97,310	806,768	1,332,270

Net income (loss) allocated to (Note 2):
General Partner	$(3,716)	(3,430)	(3,595)
Limited Partners	101,026	810,198	1,335,865

Net income	$97,310	806,768	1,332,270

Net loss allocated to the one General Partner Unit:	$(3,716)	(3,430)	(3,595)

Net income per Unit allocated to Limited Partners per weighted average Limited Partnership Units of 50,095.50	$2.02	16.17	26.67

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Statements of Partners' Capital

For the years ended December 31, 2003, 2002 and 2001

	General	Limited
	Partner	Partners	Total

Balance January 1, 2001	$56,666	12,021,581	12,078,247

Net income (loss)	(3,595)	1,335,865	1,332,270
Distributions ($29.18 per weighted average of Limited Partnership Units of 50,095.50)	-	(1,461,795)	(1,461,795)

Balance December 31, 2001	53,071	11,895,651	11,948,722

Net income (loss)	(3,430)	810,198	806,768
Distributions ($20.62 per weighted average of Limited Partnership Units of 50,095.50)	-	(1,032,901)	(1,032,901)

Balance December 31, 2002	49,641	11,672,948	11,722,589

Net income (loss)	(3,716)	101,026	97,310

Balance December 31, 2003	$45,925	11,773,974	11,819,899

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Statements of Cash Flows

For the years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from operating activities:
Net income	$97,310	806,768	1,332,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	371,553	342,981	359,538
Amortization of deferred leasing fees	6,260	36,482	6,052
Impairment loss	175,000	-	-
Changes in assets and liabilities:
Accounts and rents receivable	(362)	165	3,436
Other assets	-	-	167
Deferred rent receivable	76,785	(72,226)	(239,755)
Accounts payable	5,650	1,478	(37,771)
Accrued real estate taxes	(13,508)	62,430	-
Due to Affiliates	5,305	(4,713)	936

Net cash provided by operating activities	723,993	1,173,365	1,424,873

Cash flows from investing activities:
Additions to investment property	(400,000)	-	-

Net cash used in investment activities	(400,000)	-	-

Cash flows from financing activities:
Deposits held for others	84,382	7,197	(44,027)
Cash distributions	-	(1,157,070)	(1,461,458)

Net cash provided by (used in) financing activities	84,382	(1,149,873)	(1,505,485)

Net increase (decrease) in cash and cash equivalents	408,375	23,492	(80,612)

Cash and cash equivalents at beginning of year	1,356,342	1,332,850	1,413,462

Cash and cash equivalents at end of year	$1,764,717	1,356,342	1,332,850

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Notes to Financial Statements

For the years ended December 31, 2003, 2002 and 2001

(1) Organization and Basis of Accounting

The Registrant, Inland Monthly Income Fund II, L.P. (the "Partnership"), was formed on June 20, 1988 pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in improved residential, retail, industrial and other income producing properties. On August 4, 1988, the Partnership commenced an Offering of 50,000 (subject to increase to 80,000) Limited Partnership Units ("Units") pursuant to a Registration under the Securities Act of 1933. The Offering terminated on August 4, 1990, with total sales of 50,647.14 Units at $500 per Unit, resulting in gross offering proceeds of $25,323,569, not including the General Partner's contribution for $500. All of the holders of these Units have been admitted to the Partnership. Inland Real Estate Investment Corporation is the General Partner. The Limited Partners of the Partnership share in the benefits of ownership of the Partnership's real property investments in proportion to the number of Units held. The Partnership repurchased 551.64 Units for $260,285 from various Limited Partners through the Unit Repurchase Program. There are no funds remaining for the repurchase of Units through this program.

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

On January 1, 2003, the Partnership adopted Financial Accounting Standards Board ("FASB") Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34". FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The adoption of FIN 45 did not have a material effect on the Partnership's financial statements.

In January 2003, FASB issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities and Interpretation of Accounting Research Bulletin (ARB) No. 51", which was revised in December 2003. The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities) and how to determine when and which business enterprise should consolidate the Variable Interest Entity (the Primary Beneficiary). The effective date for the Partnership is March 31, 2004. Management of the Partnership does not anticipate that the provisions of FIN 46 will have a material impact on the Partnership's financial condition and results of operations.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS No. 144"). SFAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121. The Partnership adopted the provisions of this statement beginning January 1, 2002. SFAS No. 144 established new rules for the recognition, measurement and reporting of long-lived assets which are impaired and either held for sale or in use by the Partnership. The adoption of this statement did not have a material impact on the financial position or results of operations of the Partnership.

A presentation of information about operating segments as required in SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" would not be material to an understanding of the Partnership's business taken as a whole as the Partnership is engaged in the business of real estate investment which management considers to be a single operating segment.

Effective January 1, 2001, the Partnerships adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137, 138 and 149. This statement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statements of financial position and measure them at fair value. It also provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in fair value of the hedged asset or liability attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. The net impact of the adoption of SFAS No. 133 had no effect on the Partnership's financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

Depreciation expense is computed using the straight-line method. Buildings and improvements are based upon estimated useful lives of 30 to 40 years. Tenant improvements are depreciated over the related lease term.

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

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates market. For the years ended December 31, 2003 and 2002, included in cash and cash equivalents is approximately $455,000 and $370,000, respectively, held in an unrestricted escrow account for the payment of real estate taxes for Colonial Manor Living Center.

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

2003	2002
	GAAP	Tax Basis	GAAP	Tax Basis
	Basis	(unaudited)	Basis	(unaudited)

Total assets	$12,471,779	15,795,512	12,292,640	15,441,373

Partners' capital:
General Partner	45,925	(6,544)	49,641	(3,150)
Limited Partners	11,773,974	15,150,175	11,672,948	14,874,473

Net income (loss):
General Partner	(3,716)	(3,394)	(3,430)	(3,186)
Limited Partners	101,026	275,702	810,198	809,954

Net income per Limited Partnership Unit	2.02	5.50	16.17	16.17

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

(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $7,467 and $3,062 was unpaid as of December 31, 2003 and 2002, respectively.

An Affiliate of the General Partner earned Property Management Fees of $14,518, $17,828 and $16,762, for the years ended December 31, 2003, 2002, and 2001, respectively, in connection with managing the Partnership's properties. Such fees are included in property operating expenses to Affiliates, of which $900 was unpaid as of December 31, 2003.

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

Notes to Financial Statements
(continued)

(4) Investment Properties

Colonial Manor Living Center, LaGrange, Illinois

On June 7, 1989, the Partnership took title to this property, which an Affiliate of the General Partner purchased on behalf of the Partnership from an unaffiliated third party for $6,787,232. The property consists of a 107,867 square-foot living center located in LaGrange, Illinois. The total cost of this property to the Partnership was $7,521,881, which includes acquisition fees of $601,675 and acquisition costs of $132,974. The center is currently 100% leased to Elite Care Corporation ("Elite"). The lease is a triple-net lease and expired January 2001. In January 2000, the lessee exercised its rights and extended the lease term for a period of five years through January 2006. The General Partner and Elite agreed to a revised ten-year lease, which began as of July 1, 2001. Under the new lease, Elite received a five month rent abatement with the first payment due on December 1, 2001 and a 17% reduction in the annual rent. Effective March 1, 2003, the General Partner executed an amendment to the Elite lease to reduce the annual rent to $666,855 per year with no increases in rent over the term of the lease.

Scandinavian Health Spa, Inc., Broadview Heights, Ohio

On October 19, 1988, the Partnership took title to this property, which an Affiliate of the General Partner purchased on behalf of the Partnership from an unaffiliated third party for $2,760,000. The property consists of a 26,040 net rentable square-foot, two-story masonry building including a pool, whirlpool, two saunas, suspended running track, two racquet ball courts, extensive locker room areas, a nursery and offices. The total cost of this property to the Partnership was $3,016,527, which includes acquisition fees of $241,500 and acquisition costs of $15,027. The original lease was scheduled to expire in December 2004 and the tenant had the option to extend the lease for two additional five-year periods.

In 2003, the Partnership and tenant executed an amendment of this lease through September 30, 2013. Annual base rent increased from $359,094 to $383,231 per year commencing April 1, 2003. As part of the extension, the Partnership paid $400,000 for tenant improvements and equipment at the property.

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

The Kmart Corporation filed for Chapter 11 bankruptcy reorganization on January 22, 2002. As a result thereof, Kmart had the option to accept or reject its lease with the Partnership. On March 8, 2002, Kmart Corporation announced its intent to close 283 stores, including the Chandler, Arizona store. The Bankruptcy Court approved these closings on March 20, 2002, as well as the liquidation procedures. As of June 29, 2002, Kmart rejected their lease for the Chandler, Arizona property and ceased making rent payments. The General Partner filed a lease rejection claim with the bankruptcy court on behalf of the Partnership. It is the intent of the General Partner to use its best efforts to sell or lease this space. As of December 31, 2003, the Partnership has recorded an impairment loss on this property of $175,000.

Cost and accumulated depreciation of the above properties as of December 31, are summarized as follows:

	2003	2002
Health and Racquet Club:
Cost	$3,416,527	3,016,527
Less accumulated depreciation	1,129,572	1,028,803
	2,286,955	1,987,724
Retail Store:
Cost	4,897,473	5,072,473
Less accumulated depreciation	1,479,705	1,374,637
	3,417,768	3,697,836
Living Center:
Cost	7,521,881	7,521,881
Less accumulated depreciation	2,893,531	2,727,815
	4,628,350	4,794,066

Total	$10,333,073	10,479,626

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(5) Operating Leases

Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the straight-line basis. The accompanying financial statements include a decrease of $76,785 and increases of $72,226 and $239,755 in 2003, 2002 and 2001, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $373,008 and $449,793 in related deferred rent receivable as of December 31, 2003 and 2002, respectively. These amounts are expected to be collected over the terms of the related leases as scheduled rent payments are made.

Minimum lease payments to be received in the future from operating leases are as follows:

2004	$1,050,086
2005	1,053,341
2006	1,063,106
2007	1,063,106
2008	1,066,361
Thereafter	3,650,234

Total	$8,946,234

No assumptions have been made regarding the releasing of expiring leases. It is the opinion of the General Partner that the space will be released at market rates.

The following is a list of the Partnership's significant operating leases and the revenues from those leases as a percent of the Partnership's operating income.

Significant net operating leases	2003	2002	2001

Elite Care Corporation "Elite"	59%	60%	51%

Scandinavian Health Spa, Inc. "SHS"	36%	24%	20%

K Mart Corporation "Kmart"	0%	15%	25%

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2003
	Initial Cost to Partnership (A)				Gross amount at which carried at end of period (B)
		Building and	Costs Capitalized Subsequent to	Land and	Buildings and	Total	Accumulated Depreciation	Date Con-stru-	Date	Life on which Depreciation in latest statement of Operations
	Land	improvements	acquisition	improvements	improvements	(C)	(D)	cted	Acq	is computed

Health & Racquet Club:
Scandinavian Health Spa, Inc.
Broadview Hts., OH	$850,609	2,165,039	400,879	850,609	2,565,918	3,416,527	1,129,572	1984	10/19/1988	30 years

Nursing Home Facility:
Colonial Manor
LaGrange, IL	416,390	7,105,491	-	416,390	7,105,491	7,521,881	2,893,531	1924	06/07/1989	40 years

Retail Store:
Kmart
Chandler, AZ	1,920,439	3,152,034	(175,000)	1,920,439	2,977,034	4,897,473	1,479,705	1986	12/29/1989	30 years

Totals	$3,187,438	12,422,564	(225,879)	3,187,438	12,648,443	15,835,881	5,502,808

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2003

Notes:

  The initial cost to the Partnership represents the original purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
  The aggregate cost of real estate owned at December 31, 2003 for Federal income tax purposes was approximately $16,011,000 (unaudited.)
  Reconciliation of real estate owned:

	2003	2002	2001
Balance at beginning of year	$15,610,881	15,610,881	15,610,881
Capital expenditures	400,000	-	-
Loss on impairment	(175,000)	-	-
Disposals	-	-	-

Balance at end of year	$15,835,881	15,610,881	15,610,881
  Reconciliation of accumulated depreciation:

Balance at beginning of year	$5,131,255	4,788,274	4,428,736
Depreciation expense	371,553	342,981	359,538
Disposals	-	-	-

Balance at end of year	$5,502,808	5,131,255	4,788,274

Item 9. Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure matters during 2003.

Item 9 (a) Controls and Procedures

The general partner conducted, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information that is required to be disclosed in the periodic reports that we must file with the Securities and Exchange Commission.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART III

Item 10. Directors and Executive Officers of the Registrant

Our general partner, Inland Real Estate Investment Corporation or IREIC, was organized in 1984 for the purpose of acting as general partner of limited partnerships formed to acquire, own and operate real properties. The general partner is a wholly-owned subsidiary of The Inland Group, Inc. In 1990, Inland Real Estate Investment Corporation became the replacement general partner for an additional 301 privately-owned real estate limited partnerships syndicated by affiliates. The general partner has responsibility for all aspects of our operations. The relationship of the general partner to its affiliates is described under the caption "Conflicts of Interest" at pages 11 to 13 of the prospectus, a copy of which description is hereby incorporated herein by reference.

Officers and Directors

The officers, directors, and key employees of The Inland Group, Inc. and its affiliates ("Inland") that are likely to provide services to us are as follows. Ages listed are as of January 1, 2004

Functional Title

Daniel L. Goodwin	Chairman and Chief Executive Officer
Robert H. Baum	Executive Vice President-General Counsel
G. Joseph Cosenza	Senior Vice President-Acquisitions
Robert D. Parks	Senior Vice President-Investments
Brenda G. Gujral	President and Chief Operating Officer-IREIC
Catherine L. Lynch	Treasurer - IREIC
Roberta S. Matlin	Vice President-Investments
Patricia A. DelRosso	Vice President-Asset Management
Kelly Tucek	Vice President-Partnership Accounting

    DANIEL L. GOODWIN (age 60) has been with Inland since 1968 and is one of the four original principals. Mr. Goodwin is Chairman and CEO of The Inland Real Estate Group, Inc., headquartered in Oak Brook, Illinois. The Inland Real Estate Group of Companies is comprised of independent real estate investment and financial companies, with managed assets in excess of $5 billion, doing business nationwide. With 35 years experience in real estate investment, commercial real estate brokerage, land development and construction, and mortgage lending, Inland is one of the nation's largest privately held real estate companies.

Mr. Goodwin has served as a Director of the Avenue Bank of Oak Park and as a Director of the Continental Bank of Oakbrook Terrace. He has been Chairman of the Bank Holding Company of American National Bank of DuPage. Currently, he is the Chairman of the Board of Inland Bancorp and Chairman of Inland Mortgage Corporation. Recently he organized the new Westbank State Bank and has overseen the underwriting and issuance of bond financing for real estate developments including Benedictine University and DuPage Airport. He also oversees numerous stock market investment portfolios and is the advisor for a publicly traded mutual fund.

Mr. Goodwin has been in the housing industry for more than 35 years, and has demonstrated a lifelong interest in housing-related issues. He is a member of the National Association of Realtors, the Illinois Association of Realtors and the Northern Illinois Commercial Association of Realtors. He is also the author of a nationally recognized real estate reference book for the management of residential properties. Mr. Goodwin has served on the Board of the Illinois State Affordable Housing Trust Fund for six years. He served as an advisor for the Office of Housing Coordination Services of the State of Illinois, and as a member of the Seniors Housing Committee of the National Multi-Housing Council. He has served as Chairman of the DuPage County Affordable Housing Task Force. Mr. Goodwin also serves as Chairman of New Directions Housing Corporation, which provides affordable housing in the Midwest.

A product of Chicago-area schools, and Mr. Goodwin obtained his Bachelor's and Master's Degrees from Illinois state universities. Following graduation, he taught for five years in the Chicago Public Schools. Mr. Goodwin has served as a member of the Board of Governors of Illinois State Colleges and Universities. He is Vice Chairman of the Board of Trustees of Benedictine University, and Chairman of the Northeastern Illinois University Board of Trustees.

    ROBERT H. BAUM (age 60) has been with Inland since 1968 and is one of the four original principals. Mr. Baum is Vice Chairman and Executive Vice President-General Counsel of The Inland Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group, Inc. and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois and is a licensed real estate broker. He has served as a director of American National Bank of DuPage and currently serves as a director of Westbank. Mr. Baum also is a member of the Governing Council of Wellness House, a charitable organization that provides educational and emotional support for cancer patients and their families.

    G. JOSEPH COSENZA (age 60) has been with Inland since 1968 and is one of the four original principals. Mr. Cosenza is a Director and Vice Chairman of The Inland Group, Inc. and oversees, coordinates and directs Inland's many enterprises. In addition, Mr. Cosenza immediately supervises a staff of nineteen persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods. He has directly overseen the purchase of close to $8 billion of income producing real estate from 1968 to the present.

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

    ROBERT D. PARKS (age 60) has been with Inland since 1968 and is one of the four original principals; Chairman of Inland Real Estate Investment Corporation and Director of Inland Securities Corporation. Mr. Parks is president, chief executive officer, and a director of Inland Real Estate Corporation. He is Chairman, Chief Executive Officer and Affiliated Director of Inland Retail Real Estate Trust, Inc. and Inland Western Retail Real Estate Trust, Inc. He is a director of Inland Real Estate Advisory Services, Inc., Inland Investment Advisors, Inc., Partnership Ownership Corp., Inland Southern Acquisitions, Inc. and Inland Southeast Investment Corp., and he is a Trustee of Inland Mutual Fund Trust.

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

    BRENDA G. GUJRAL (age 62) is President, Chief Operating Officer and a director of Inland Real Estate Investment Corporation (IREIC). She is also President, Chief Operating Officer and a director of Inland Securities Corporation (ISC), a member firm of the National Association of Securities Dealers (NASD). Mrs. Gujral is also a director of Inland Investment Advisors, Inc., an investment advisor.

Mrs. Gujral has overall responsibility for the operations of IREIC, including the distribution of checks to over 70,000 investors, review of periodic communications to those investors, the filing of quarterly and annual reports for Inland's publicly registered investment programs with the Securities and Exchange Commission, compliance with other SEC and NASD securities regulations both for IREIC and ISC, review of asset management activities, and marketing and communications with the independent broker/dealer firms selling Inland's current and prior programs. Mrs. Gujral works with internal and outside legal counsel in structuring and registering the prospectuses for IREIC's investment programs and in connection with the preparation of its offering documents and registering the related securities with the Securities and Exchange Commission and state securities commissions.

Mrs. Gujral has been with the Inland organization for over 20 years, becoming an officer in 1982. Prior to joining Inland, she worked for the Land Use Planning Commission establishing an office in Portland, Oregon, to implement land use legislation for that state.

She is a graduate of California State University. She holds Series 7, 22, 39 and 63 licenses from the NASD. Mrs. Gujral is a member of the National Association of Real Estate Investment Trusts (NAREIT), the Financial Planning Association (FPA), the Foundation for Financial Planning (FFP) and the National Association for Female Executives.

    CATHERINE L. LYNCH (age 45) joined Inland in 1989 and is the Treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the Corporate Accounting Department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG LLP since 1980. She received her B.S. Degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

    ROBERTA S. MATLIN (age 59) joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President of Inland Real Estate Investment Corporation ("IREIC") directing the day-today internal operations. Ms. Matlin is a Director of IREIC and of Inland Securities Corporation. Since 2003, she has been Vice President of Administration of Inland Western Retail Real Estate Trust, Inc. and since 1998, she has been Vice President of Administration of Inland Retail Real Estate Trust, Inc. and was Vice President of Administration of Inland Real Corporation from 1995 until 2000. She is President and Director of Inland Investment Advisors, Inc. and Intervest Southern Real Estate Corporation, and a Trustee and Executive Vice President of Inland Mutual Fund Trust.

Prior to joining Inland, Ms. Matlin worked for the Chicago Region of the Social Security Administration of the Untied States Department of Health and Human Services. Ms. Matlin is a graduate of the University of Illinois. She holds Series 7,22,24,39,63, and 65 licenses from the National Association of Securities Dealers.

    PATRICIA A. DELROSSO (age 51) is President and Director of Inland Real Estate Exchange Corporation. Ms. DelRosso is also President and Managing Broker of Inland Partnership Property Sales Corporation, and serves as a Senior Vice President of Inland Real Estate Investment Corporation. Ms. DelRosso has been with The Inland Real Estate Group of Companies for 18 years.

Ms. DelRosso developed the asset management function for Inland Real Estate Investment Corporation and has supervised it since its inception. In this capacity, she has been responsible for developing and overseeing the business plans for Inland's portfolio of investor-owned assets valued at over $1.5 billion, including multi-family, retail, office and industrial, triple-net lease, land and mortgage funds. Ms. DelRosso has spearheaded several types of real estate transactions including: sales, refinancings, redevelopments, tax increment financings, condominium conversions, and more than 150 tax deferred exchanges under Section 1031 of the U.S. Tax Code.

Ms. DelRosso received her Bachelor's degree from George Washington University and her Master's from Virginia Tech University. Ms. DelRosso is a licensed real estate broker, NASD registered securities sales representative, a member of the Urban Land Institute and a member of the Northern Illinois Commercial Association of Realtors.

    KELLY TUCEK (age 41) joined Inland in 1989 and is a Vice President of Inland Real Estate Investment Corporation and Treasurer of Inland Western Retail Real Estate Trust, Inc. As of August 1996, Ms. Tucek is responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

During 2004, we plan to formalize our audit committee, its policies and process and will adopt a Code of Ethics.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officers and beneficial owners of more than ten percent of our partnership units to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and to provide us with copies of such reports. Based solely on a review of the copies provided to us and written representations from such reporting persons, we believe that all applicable Section 16(a) filing requirements have been met for such reporting persons.

Item 11. Executive Compensation

Our general partner is entitled to receive a share of cash distributions when a preferential return of 10% of cash available for distribution has been made to the limited partners, and a share of profits or losses.

Our partnership agreement defines the allocation of distributable available cash and profits and losses. Limited partners will receive 100% of cash available for distribution until the limited partners have received a cumulative preferred return of 8% per annum through August 4, 1993 and a preferential return of 10% per annum for the period after August 4, 1993. Thereafter, the general partner shall be allocated an amount equal to any supplemental capital contributions outstanding at the time of the distribution and then 95% of cash available for distribution will be allocated to the limited partners and 5% will be allocated to the general partner. Net sale proceeds will be distributed to the limited partners until they have received an amount equal to their invested capital and any deficiency in the 10% preferential return. Thereafter, any remaining net sale proceeds will be distributed 85% to the limited partners and 15% to the general partner. Distributions of net sale proceeds to the limited partners represent a return of invested capital.

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

Pursuant to the terms of the partnership agreement, the net gain from a capital transaction is allocated as follows:

  Depreciation deductions previously taken by us with respect to the property sold shall be allocated to the partners in the amounts in which the previous deductions were allocated.
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

The general partner was required to make supplemental capital contributions, if necessary, in sufficient amounts to allow us to make distributions to the limited partners to provide a non-compounded return on their invested capital equal to 8% per annum through August 4, 1993. The amount of such supplemental capital contributions was $30,155. The entire amount was paid to us in April of 1990. The general partner was repaid on August 4, 1993, after the limited partners received a cumulative preferred return of 8% per annum through August 4, 1993.

We are permitted to engage in various transactions involving affiliates of our general partner.

Our general partner and its affiliates may be reimbursed for their expenses or out-of-pocket expenses relating to the administration and salaries and direct expenses of employees of the general partner and its affiliates for our administration. Such costs for 2003 were $47,568, of which $7,467 was unpaid as of December 31, 2003.

During 2003, affiliates of the general partner earned $14,518 in management fees in connection with managing our properties, of which $900 is unpaid as of December 31, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth information as of December 31, 2003, regarding any person known to be beneficial owner of more than 5% of our outstanding units.

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

Item 14:  Principal Accountant Fees and Services

Fees. Aggregate fees for professional services rendered by our independent auditor, Deloitte & Touche LLP, were as follows:
	Years ended December 31,
	2003	2002

Audit fees for professional services rendered for the audit of our annual financial statements and quarterly reviews of our financial statements.	$ 22,700	19,000
Tax fees for professional services rendered for tax return preparation and review of our K-1's.	7,700	7,300

Total fees	$ 30,400	26,300

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  The Financial Statements listed in the index at page 15 of this annual report are filed as part of this annual report.
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

  31.1 Rule 13a-14(a)/15d-14(a) Certification by principal executive officer

  31.2 Rule 13a-14(a)/15d-14(a) Certification by principal financial officer

  32.1 Section 1350 Certification by principal executive officer

  32.2 Section 1350 Certification by principal financial officer

  Financial Statement Schedules.

  Financial statement schedules for the years ended December 31, 2003, 2002 and 2001 are submitted herewith:

Page

Real Estate and Accumulated Depreciation (Schedule III)	30

  All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

  Reports on Form 8-K.

None.

No annual report or proxy material for the year 2003 has been sent to our limited partners. An annual report will be sent to the limited partners subsequent to this filing and we will furnish copies of such report to the commission when it is sent to the limited partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INLAND'S MONTHLY INCOME FUND II, L.P.
Inland Real Estate Investment Corporation
General Partner

/s/	Brenda G. Gujral

By:	Brenda G. Gujral
President and Director
Date:	March 26, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
By:	Inland Real Estate Investment Corporation
General Partner

/s/	Brenda G. Gujral

By:	Brenda G. Gujral
President and Director
Date:	March 26, 2004

/s/	Patricia A. DelRosso

By:	Patricia A. DelRosso
Senior Vice President
Date:	March 26, 2004

/s/	Kelly Tucek

By:	Kelly Tucek
Vice President
Date:	March 26, 2004

/s/	Robert D. Parks

By:	Robert D. Parks
Chairman
Date:	March 26, 2004

/s/	Daniel L. Goodwin

By:	Daniel L. Goodwin
Director
Date:	March 26, 2004