Form 10-Q
period 2004-03-31
INLAND MONTHLY INCOME FUND II L P
filed 2004-05-14
CIK 835322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004

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

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Balance Sheets

March 31, 2004 and December 31, 2003
(unaudited)

Assets

	2004	2003
Current assets:
Cash and cash equivalents (Note 1)	$1,783,026	1,764,717
Accounts and rents receivable	817	855

Total current assets	1,783,843	1,765,572

Investment properties (including acquisition fees paid to Affiliates of $1,250,037 at March 31, 2004 and December 31, 2003)
Land	3,187,438	3,187,438
Buildings and improvements (net of impairment loss of $175,000 at March 31, 2004 and December 31, 2003)	12,648,443	12,648,443

	15,835,881	15,835,881
Less accumulated depreciation	5,595,300	5,502,808

Net investment properties	10,240,581	10,333,073

Other assets:
Deferred leasing fees to Affiliates (net of accumulated amortization of $227,732 and $227,606 at March 31, 2004 and December 31, 2003, respectively)	-	126
Deferred rent receivable (Note 2)	360,576	373,008

Total other assets	360,576	373,134

Total assets	$12,385,000	12,471,779

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Balance Sheets
(continued)

March 31, 2004 and December 31, 2003
(unaudited)

Liabilities and Partners' Capital
	2004	2003

Current liabilities:
Accounts payable	$9,822	8,402
Accrued real estate taxes	73,383	48,922
Due to Affiliates (Note 3)	8,009	8,367
Deposits held for others	298,606	454,189

Total current liabilities	389,820	519,880

Commission payable to Affiliate (Note 3)	132,000	132,000

Total liabilities	521,820	651,880

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	44,500	45,425

	45,000	45,925
Limited Partners:
Units of $500. Authorized 80,000 Units, 50,095.50 Units outstanding (net of offering costs of $3,148,734, of which $653,165 was paid to Affiliates)	21,916,510	21,916,510
Cumulative net income	19,210,756	19,166,550
Cumulative distributions	(29,309,086)	(29,309,086)

	11,818,180	11,773,974

Total Partners' capital	11,863,180	11,819,899

Total liabilities and Partners' capital	$12,385,000	12,471,779

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Statements of Operations

For the three months ended March 31, 2004 and 2003
(unaudited)
	2004	2003
Income:
Rental income (Note 2)	$250,088	244,054
Interest income	3,256	2,530

	253,344	246,584
Expenses:
Professional services to Affiliates	4,444	8,155
Professional services to non-affiliates	29,270	26,700
General and administrative expenses to Affiliates	3,111	5,778
General and administrative expenses to non-affiliates	1,492	5,654
Property operating expenses to Affiliates	3,606	3,863
Property operating expenses to non-affiliates	75,522	77,348
Depreciation	92,492	85,745
Amortization	126	789

	210,063	214,032

Net income	$43,281	32,552

Net income (loss) allocated to:
General Partner	$(925)	(857)
Limited Partners	44,206	33,409

Net income	$43,281	32,552

Net loss allocated to the one General Partner Unit:	$(925)	(857)

Net income per Unit allocated to Limited Partners per weighted average Limited Partnership Units of 50,095.50	$.88	.67

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Statements of Cash Flows

For three months ended March 31, 2004 and 2003
(unaudited)
	2004	2003

Cash flows from operating activities:
Net income	$43,281	32,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	92,492	85,745
Amortization	126	789
Changes in assets and liabilities:
Accounts and rents receivable	38	(1,978)
Deferred rent receivable	12,432	39,483
Accounts payable	1,420	18,757
Real estate taxes payable	24,461	21,065
Due to Affiliates	(358)	2,410

Net cash provided by operating activities	173,892	198,823

Cash flows from investing activities:
Additions to investment property	-	(400,000)

Net cash used in investing activities	-	(400,000)

Cash flows from financing activities:
Deposits held for others	(155,583)	(82,183)

Net cash used in financing activities	(155,583)	(82,183)

Net increase (decrease) in cash and cash equivalents	18,309	(283,360)
Cash and cash equivalents at beginning of period	1,764,717	1,356,342

Cash and cash equivalents at end of period	$1,783,026	1,072,982

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Notes to Financial Statements

March 31, 2004
(unaudited)

Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 2003, which are included in the Partnership's 2003 annual report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

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

In January 2003, FASB issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities and Interpretation of Accounting Research Bulletin (ARB) No. 51", which was revised in December 2003. The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities) and how to determine when and which business enterprise should consolidate the Variable Interest Entity (the Primary Beneficiary). The effective date for the Partnership is March 31, 2004. FIN 46 does not have a material impact on the Partnership's financial condition and results of operations.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

March 31, 2004
(unaudited)

(2) Deferred Rent Receivable

Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the straight-line basis. The accompanying financial statements include decreases of $12,432 and $39,483 for the three months ended March 31, 2004 and 2003, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $360,576 and $373,008 in related deferred rent receivable as of March 31, 2004 and December 31, 2003, respectively. These amounts are expected to be collected over the terms of the related leases as scheduled rent payments are made.

(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $7,109 and $7,467 was unpaid as of March 31, 2004 and December 31, 2003, respectively.

An Affiliate of the General Partner earned Property Management Fees of $3,606 and $3,863, for the three months ended March 31, 2004 and 2003, respectively, in connection with managing the Partnership's properties. Such fees are included in property operating expenses to Affiliates, of which $900 was unpaid as of March 31, 2004 and December 31, 2003.

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

We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (SEC). The public may read and copy any of the reports that are filed with the SEC at the SEC's Public Reference Room at 405 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference room by calling the SEC at (800)-SEC-0330. The SEC maintains an Internet site at (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

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

Liquidity and Capital Resources

On August 4, 1988, we commenced an offering of 50,000 (subject to increase to 80,000) limited partnership units or units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The offering terminated on August 4, 1990, after we had sold 50,647.14 units at $500 per unit, resulting in gross offering proceeds of $25,323,569, not including the general partner's contribution of $500. All of the holders of these units have been admitted to our partnership. We acquired five properties utilizing $21,224,542 of capital proceeds collected. On January 8, 1991, we sold one of our properties, The Wholesale Club. On November 30, 1999, we sold another of our properties, Eurofresh Plaza. As of March 31, 2004, cumulative distributions to limited partners totaled $29,309,086; of which $4,395,565 represents proceeds from the sale of The Wholesale Club, $2,392,818 represents proceeds from the sale of Eurofresh Plaza and $22,520,703 represents distributable cash flow from the properties. We repurchased 551.64 units for $260,285 from various limited partners through the unit repurchase program. There are no funds remaining for the repurchase of units through this program.

As of March 31, 2004, we had cash and cash equivalents of $1,783,026 which includes approximately $298,000 expected to be used for the payment of real estate taxes for Colonial Manor Living Center. We intend to use such remaining funds for distributions and for working capital requirements.

Through June 30, 2002, the properties owned by us were generating cash flow in excess of the 8% annualized distributions to the limited partners (paid monthly), in addition to covering all our operating expenses. As of June 30, 2002, we made cumulative distributions of $253,868 in addition to the 8% annualized return to the limited partners from excess cash flow. As a result of the termination of the Kmart lease on June 29, 2002, we reduced the annualized return to the limited partners to 5%, beginning in July 2002. In December 2002, our general partner temporarily suspended distributions to the limited partners due to uncertainty of the Elite and Scandinavian Health Club leases and re-tenanting costs anticipated with the Kmart property. We will continue to monitor our cash needs and the cash available for distribution. To the extent that the cash flow from the properties is insufficient to meet our needs, we may rely on advances from affiliates of the general partner, other short-term financing, or may sell one or more of the properties.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of their employees relating to our administration. Such costs of $7,555 and $13,933 are included in professional services to affiliates and general and administrative expenses to affiliates for the three months ended March 31, 2004 and 2003, respectively, of which $7,109 and $7,467 was unpaid as of March 31, 2004 and December 31, 2003, respectively.

An affiliate of our general partner earned property management fees of $3,606 and $3,863 for the three months ended March 31, 2004 and 2003, respectively, in connection with managing our properties. Such fees are included in property operating expenses to affiliates, of which $900 was unpaid as of March 31, 2004 and December 31, 2003.

In connection with the sale of The Wholesale Club on January 8, 1991, we recorded $132,000 of sales commission payable to an affiliate of our general partner. Such commission has been deferred until our limited partners receive their original capital plus a return as specified in the partnership agreement.

Results of Operations

At March 31, 2004, we own three operating properties. Two of our three operating properties, Scandinavian Health Spa and Colonial Manor Living Center, are leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant. We are responsible for maintenance of the structure and the parking lot and insurance, real estate taxes and common area maintenance of the Kmart property since the termination of the Kmart lease.

Rental income was $250,088 and $244,054 for the three months ended March 31, 2004 and 2003, respectively. In 2003, we executed an amendment of the Scandinavian Health Club lease through September 30, 2013. Annual base rent increased from $359,094 to $383,231 per year commencing April 1, 2003.

The Kmart Corporation filed for Chapter 11 bankruptcy reorganization on January 22, 2002. As a result thereof, Kmart had the option to accept or reject its lease with us. On March 8, 2002, Kmart Corporation announced its intent to close 283 stores, including the Chandler, Arizona store. The Bankruptcy Court approved these closings on March 20, 2002, as well as the liquidation procedures. As of June 29, 2002, Kmart rejected their lease for the Chandler, Arizona property and ceased making rent payments. Our general partner filed a lease rejection claim with the bankruptcy court on our behalf. We are continuing to review various options to lease or sell the space vacated by Kmart. As of December 31, 2003, we recorded an impairment loss on this property of $175,000.

Professional services to affiliates were $4,444 and $8,155 for the three months ended March 31, 2004 and 2003, respectively. The decrease in 2004 is due to a decrease in accounting and legal services.

General and administrative expenses to affiliates were $3,111 and $5,778 for the three months ended March 31, 2004 and 2003, respectively. The decrease in 2004 was due to decreases in investor service and data processing expenses. General and administrative expenses to non-affiliates were $1,492 and $5,654 for the three months ended March 31, 2004 and 2003, respectively. The decrease in 2004 was due to a decrease in state tax expense.

The following is a list of approximate occupancy levels for the partnership's investment properties as of the end of each quarter during 2003 and 2004:
	2003				2004
Properties	03/31	06/30	09/30	12/31	03/31	06/30	09/30	12/31

Scandinavian Health Spa	100%	100%	100%	100%	100%
Broadview Heights, Ohio

Colonial Manor	100%	100%	100%	100%	100%
LaGrange, Illinois

Kmart	0%	0%	0%	0%	0%
Chandler, Arizona

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Our general partner conducted, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information that is required to be disclosed in the periodic reports that we must file with the Securities and Exchange Commission.

There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2004 that materially affected, or are reasonably likely to materially affect, our internal control of financial reporting.

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

INLAND MONTHLY INCOME FUND II, L.P.

By:	Inland Real Estate Investment Corporation
General Partner

/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
President
Date:	May 14, 2004

/S/ PATRICIA A. DELROSSO

By:	Patricia A. DelRosso
Senior Vice President
Date:	May 14, 2004

/S/ KELLY TUCEK

By:	Kelly Tucek
Vice President and
Principal Financial Officer
Date:	May 14, 2004