Form 10-Q
period 2004-06-30
INLAND MONTHLY INCOME FUND II L P
filed 2004-08-05
CIK 835322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004

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

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Balance Sheets

June 30, 2004 and December 31, 2003

(unaudited)

Assets

	2004	2003
Current assets:
Cash and cash equivalents (Note 1)	$2,052,322	1,764,717
Accounts and rents receivable	819	855

Total current assets	2,053,141	1,765,572

Investment properties (including acquisition fees paid to Affiliates of $1,250,037 at June 30, 2004 and December 31, 2003)
Land	3,187,438	3,187,438
Buildings and improvements (net of impairment loss of $175,000 at June 30, 2004 and December 31, 2003)	12,648,443	12,648,443

	15,835,881	15,835,881
Less accumulated depreciation	5,690,570	5,502,808

Net investment properties	10,145,311	10,333,073

Other assets:
Deferred leasing fees to Affiliates (net of accumulated amortization of $227,732 and $227,606 at June 30, 2004 and December 31, 2003, respectively)	-	126
Deferred rent receivable (Note 2)	348,143	373,008

Total other assets	348,143	373,134

Total assets	$12,546,595	12,471,779

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Balance Sheets
(continued)

June 30, 2004 and December 31, 2003
(unaudited)

Liabilities and Partners' Capital
	2004	2003

Current liabilities:
Accounts payable	$311	8,402
Accrued real estate taxes	51,368	48,922
Due to Affiliates (Note 3)	16,134	8,367
Deposits held for others	394,606	454,189

Total current liabilities	462,419	519,880

Commission payable to Affiliate (Note 3)	132,000	132,000

Total liabilities	594,419	651,880

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	43,547	45,425

	44,047	45,925
Limited Partners:
Units of $500. Authorized 80,000 Units, 50,095.50 Units outstanding (net of offering costs of $3,148,734, of which $653,165 was paid to Affiliates)	21,916,510	21,916,510
Cumulative net income	19,300,705	19,166,550
Cumulative distributions	(29,309,086)	(29,309,086)

	11,908,129	11,773,974

Total Partners' capital	11,952,176	11,819,899

Total liabilities and Partners' capital	$12,546,595	12,471,779

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Statements of Operations

For the three and six months ended June 30, 2004 and 2003
(unaudited)
	Three months	Three months	Six months	Six months
	ended	ended	Ended	ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Income:
Rental income (Note 2)	$250,089	250,087	500,177	494,141
Interest income	3,236	1,261	6,492	3,791
Other income	1,400	2,150	3,200	3,950

	254,725	253,498	509,869	501,882
Expenses:
Professional services to Affiliates	4,059	2,847	8,503	11,002
Professional services to non- affiliates	3,864	-	33,134	26,700
General and administrative expenses to Affiliates	9,264	7,280	12,875	13,958
General and administrative expenses to non-affiliates	9,452	6,610	12,244	13,164
Property operating expenses to Affiliates	3,585	3,658	7,191	7,521
Property operating expenses to non-affiliates	40,235	38,417	115,757	115,765
Depreciation	95,270	95,270	187,762	181,015
Amortization	-	790	126	1,579

	165,729	154,872	377,592	370,704

Net income	$88,996	98,626	132,277	131,178

Net income (loss) allocated to:
General Partner	(953)	(953)	(1,878)	(1,810)
Limited Partners	89,949	99,579	134,155	132,988

Net income	$88,996	98,626	132,277	131,178

Net loss allocated to the one
General Partner Unit	$(953)	(953)	(1,878)	(1,810)

Net income per Unit, basic and diluted, allocated to Limited Partners per weighted average Limited Partnership Units of 50,095.50	$1.80	1.99	2.68	2.65

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Statements of Cash Flows

For six months ended June 30, 2004 and 2003
(unaudited)
	2004	2003

Cash flows from operating activities:
Net income	$132,277	131,178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	187,762	181,015
Amortization	126	1,579
Changes in assets and liabilities:
Accounts and rents receivable	36	56
Deferred rent receivable	24,865	51,916
Accounts payable	(8,091)	(1,387)
Accrued real estates taxes	2,446	(6,765)
Due to Affiliates	7,767	4,328

Net cash provided by operating activities	347,188	361,920

Cash flows from investing activities:
Additions to investment property	-	(400,000)

Net cash used in investing activities	-	(400,000)

Cash flows from financing activities:
Deposits held for others	(59,583)	21,429

Net cash provided by (used in) financing activities	(59,583)	21,429

Net increase (decrease) in cash and cash equivalents	287,605	(16,651)
Cash and cash equivalents at beginning of period	1,764,717	1,356,342

Cash and cash equivalents at end of period	$2,052,322	1,339,691

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Notes to Financial Statements

June 30, 2004
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

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2004
(unaudited)

(2) Deferred Rent Receivable

Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the straight-line basis. The accompanying financial statements include decreases of $24,865 and $51,916 for the six months ended June 30, 2004 and 2003, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $348,143 and $373,008 in related deferred rent receivable as of June 30, 2004 and December 31, 2003, respectively. These amounts are expected to be collected over the terms of the related leases as scheduled rent payments are made.

(3) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs are included in professional services to affiliates and general and administrative expenses to affiliates, of which $16,134 and $7,467 was unpaid as of June 30, 2004 and December 31, 2003, respectively.

An affiliate of the General Partner earned property management fees of $7,191 and $7,521, for the six months ended June 30, 2004 and 2003, respectively, in connection with managing the Partnership's properties. Such fees are included in property operating expenses to affiliates, of which $0 and $900 was unpaid as of June 30, 2004 and December 31, 2003, respectively.

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

Liquidity and Capital Resources

On August 4, 1988, we commenced an offering of 50,000 (subject to increase to 80,000) limited partnership units or units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The offering terminated on August 4, 1990, after we had sold 50,647.14 units at $500 per unit, resulting in gross offering proceeds of $25,323,569, not including the general partner's contribution of $500. All of the holders of these units have been admitted to our partnership. We acquired five properties using $21,224,542 of capital proceeds collected. On January 8, 1991, we sold one of our properties, The Wholesale Club. On November 30, 1999, we sold another of our properties, Eurofresh Plaza. As of June 30, 2004, cumulative distributions to limited partners totaled $29,309,086; of which $4,395,565 represents proceeds from the sale of The Wholesale Club, $2,392,818 represents proceeds from the sale of Eurofresh Plaza and $22,520,703 represents distributable cash flow from the properties. We repurchased 551.64 units for $260,285 from various limited partners through the unit repurchase program. There are no funds remaining for the repurchase of units through this program.

As of June 30, 2004, we had cash and cash equivalents of $2,052,322 which includes approximately $394,606 expected to be used for the payment of real estate taxes for Colonial Manor Living Center. We intend to use such remaining funds for distributions and for working capital requirements.

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

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of their employees relating to our administration. Such costs of $21,378 and $24,960 are included in professional services to affiliates and general and administrative expenses to affiliates for the six months ended June 30, 2004 and 2003, respectively, of which $16,134 and $7,467 was unpaid as of June 30, 2004 and December 31, 2003, respectively.

An affiliate of our general partner earned property management fees of $7,191 and $7,521 for the six months ended June 30, 2004 and 2003, respectively, in connection with managing our properties. Such fees are included in property operating expenses to affiliates, of which $0 and $900 was unpaid as of June 30, 2004 and December 31, 2003, respectively.

In connection with the sale of The Wholesale Club on January 8, 1991, we recorded $132,000 of sales commission payable to an affiliate of our general partner. Such commission has been deferred until our limited partners receive their original capital plus a return as specified in the partnership agreement.

Results of Operations

At June 30, 2004, we own three operating properties. Two of our three operating properties, Scandinavian Health Spa and Colonial Manor Living Center, are leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant. We are responsible for maintenance of the structure and the parking lot and insurance, real estate taxes and common area maintenance of the Kmart property since the termination of the Kmart lease.

Rental income was $500,177 and $494,141 for the six months ended June 30, 2004 and 2003, respectively. In 2003, we executed an amendment of the Scandinavian Health Club lease through September 30, 2013. Annual base rent increased from $359,094 to $383,231 per year commencing April 1, 2003.

The Kmart Corporation filed for Chapter 11 bankruptcy reorganization on January 22, 2002. As a result thereof, Kmart had the option to accept or reject its lease with us. On March 8, 2002, Kmart Corporation announced its intent to close 283 stores, including the Chandler, Arizona store. The Bankruptcy Court approved these closings on March 20, 2002, as well as the liquidation procedures. As of June 29, 2002, Kmart rejected their lease for the Chandler, Arizona property and ceased making rent payments. Our general partner filed a lease rejection claim with the bankruptcy court on our behalf. We are in the process of settling the claim with Kmart. As part of this settlement, we anticipate receiving Kmart stock. Upon receiving the stock, we will evaluate when it is in our best interest to liquidate the shares. We are continuing to review various options to lease or sell the space vacated by Kmart. As of December 31, 2003, we recorded an impairment loss on this property of $175,000.

Professional services to affiliates were $8,503 and $11,002 for the six months ended June 30, 2004 and 2003, respectively. The decrease in 2004 is due to a decrease in accounting and legal services. Professional services to non-affiliates were $33,134 and $26,700 for the six months ended June 30, 2004 and 2003, respectively. The increase in 2004 is due to an increase in accounting fees.

General and administrative expenses to affiliates were $12,875 and $13,958 for the six months ended June 30, 2004 and 2003, respectively. The decrease in 2004 was due to decreases in investor service and data processing expenses. General and administrative expenses to non-affiliates were $12,244 and $13,164 for the six months ended June 30, 2004 and 2003, respectively. The decrease in 2004 was due to a decrease in state tax expense.

The following is a list of approximate occupancy levels for the partnership's investment properties as of the end of each quarter during 2003 and 2004:
	2003				2004
Properties	03/31	06/30	09/30	12/31	03/31	06/30	09/30	12/31

Scandinavian Health Spa	100%	100%	100%	100%	100%	100%
Broadview Heights, Ohio

Colonial Manor	100%	100%	100%	100%	100%	100%
LaGrange, Illinois

Kmart	0%	0%	0%	0%	0%	0%
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

There were no changes in our internal controls over financial reporting that occurred during the six months ended June 30, 2004 that materially affected, or are reasonably likely to materially affect, our internal control of financial reporting.

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

INLAND MONTHLY INCOME FUND II, L.P.

By:	Inland Real Estate Investment Corporation
General Partner

/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
President
Date:	August 4, 2004

/S/ PATRICIA A. DELROSSO

By:	Patricia A. DelRosso
Senior Vice President
Date:	August 4, 2004

/S/ KELLY TUCEK

By:	Kelly Tucek
Vice President and
Principal Financial Officer
Date:	August 4, 2004