Form 10-Q
period 2004-09-30
INLAND MONTHLY INCOME FUND II L P
filed 2004-11-15
CIK 835322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004

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

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Balance Sheets

September 30, 2004 and December 31, 2003

(unaudited)

Assets
	2004	2003
Current assets:
Cash and cash equivalents (Note 1)	$2,560,408	1,764,717
Accounts and rents receivable	320	855
Investment in securities	251,301	-

Total current assets	2,812,029	1,765,572

Investment properties (including acquisition fees paid to Affiliates of $1,250,037 at September 30, 2004 and December 31, 2003):
Land	3,187,438	3,187,438
Buildings and improvements (net of impairment loss of $175,000 at September 30, 2004 and December 31, 2003)	12,648,443	12,648,443

	15,835,881	15,835,881
Less accumulated depreciation	5,780,283	5,502,808

Net investment properties	10,055,598	10,333,073

Other assets:
Deferred leasing fees to Affiliates (net of accumulated amortization of $227,732 and $227,606 at September 30, 2004 and December 31, 2003, respectively)	-	126
Deferred rent receivable (Note 2)	335,710	373,008

Total other assets	335,710	373,134

Total assets	$13,203,337	12,471,779

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Balance Sheets
(continued)

September 30, 2004 and December 31, 2003
(unaudited)

Liabilities and Partners' Capital
	2004	2003

Current liabilities:
Accounts payable	$3,678	8,402
Accrued real estate taxes	23,174	48,922
Due to Affiliates (Note 3)	9,319	8,367
Deposits held for others	490,899	454,189

Total current liabilities	527,070	519,880

Commission payable to Affiliate (Note 3)	132,000	132,000

Total liabilities	659,070	651,880

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	42,650	45,425

	43,150	45,925
Limited Partners:
Units of $500. Authorized 80,000 Units, 50,095.50 Units outstanding (net of offering costs of $3,148,734, of which $653,165 was paid to Affiliates)	21,916,510	21,916,510
Cumulative net income	19,893,693	19,166,550
Cumulative distributions	(29,309,086)	(29,309,086)

	12,501,117	11,773,974

Total Partners' capital	12,544,267	11,819,899

Total liabilities and Partners' capital	$13,203,337	12,471,779

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Statements of Operations

For the three and nine months ended September 30, 2004 and 2003
(unaudited)
	Three months	Three months	Nine months	Nine months
	ended	ended	ended	Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Income:
Rental income (Notes 1, 2 and 4)	$635,685	250,088	1,135,862	744,229
Interest income	4,107	2,483	10,599	6,274
Other income	1,050	950	4,250	4,900
	640,842	253,521	1,150,711	755,403
Expenses:
Professional services to Affiliates	3,931	3,914	12,434	14,916
Professional services to non- affiliates	2,226	3,001	35,360	29,701
General and administrative expenses to Affiliates	4,833	4,661	17,708	18,619
General and administrative expenses to non-affiliates	8,229	1,148	20,473	14,312
Property operating expenses to Affiliates	3,585	3,659	10,776	11,180
Property operating expenses to non-affiliates	30,346	125,364	146,103	241,129
Depreciation	89,713	95,269	277,475	276,284
Amortization	-	791	126	2,370
	142,863	237,807	520,455	608,511

Operating income	497,979	15,714	630,256	146,892
Gain on sale of investments	36,825	-	36,825	-

Net income before comprehensive income	534,804	15,714	667,081	146,892

Unrealized gain on investment securities	57,287	-	57,287	-

Comprehensive income	$592,091	15,714	724,368	146,892

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Statements of Operations

(continued)

For the three and nine months ended September 30, 2004 and 2003
(unaudited)

Net income (loss) allocated to:
General Partner	$(897)	(953)	(2,775)	(2,763)
Limited Partners	535,701	16,667	669,856	149,655

Net income	$534,804	15,714	667,081	146,892
Net loss allocated to the one
General Partner Unit	$(897)	(953)	(2,775)	(2,763)

Net income per Unit, basic and diluted, allocated to Limited Partners per weighted average Limited Partnership Units of 50,095.50	$10.69	.33	13.37	2.99

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Statements of Cash Flows

For nine months ended September 30, 2004 and 2003
(unaudited)
	2004	2003
Cash flows from operating activities:
Net income	$667,081	146,892
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	277,475	276,284
Amortization	126	2,370
Stock received as lease termination fee	(385,596)	-
Gain on sale of investment	(36,825)	-
Changes in assets and liabilities:
Accounts and rents receivable	535	(40)
Deferred rent receivable	37,298	64,350
Real estate taxes payable	(25,748)	10,953
Accounts payable	(4,724)	9,313
Due to Affiliates	952	5,732

Net cash provided by operating activities	530,574	515,854

Cash flows from investing activities:
Proceeds from sale of investment in securities	228,407	-
Additions to investment property	-	(400,000)

Net cash provided by (used in) investment activities	228,407	(400,000)

Cash flows from financing activities:
Deposits held for others	36,710	(7,150)

Net cash provided by (used in) financing activities	36,710	(7,150)

Net increase in cash and cash equivalents	795,691	108,704
Cash and cash equivalents at beginning of period	1,764,717	1,356,342

Cash and cash equivalents at end of period	$2,560,408	1,465,046

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Notes to Financial Statements

September 30, 2004
(unaudited)

Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 2003, which are included in the Partnership's 2003 annual report on Form 10-K, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

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

In the opinion of management, the financial statements contain all the adjustments necessary to present fairly the financial position and results of operations for the periods presented herein. Results of interim periods are not necessarily indicative of the results to be expected for the year. Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentations.

In January 2003, FASB issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities and Interpretation of Accounting Research Bulletin (ARB) No. 51", which was revised in December 2003. The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities) and how to determine when and which business enterprise should consolidate the Variable Interest Entity (the Primary Beneficiary). FIN 46 became effective for the Partnership as of March 31, 2004. FIN 46 does not have a material impact on the Partnership's financial condition and results of operations.

Investment in securities at September 30, 2004 are classified as available-for-sale securities and are recorded at fair value. The fair value of these securities as of September 30, 2004 was $251,301.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2004
(unaudited)

(2) Deferred Rent Receivable

Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the straight-line basis. The accompanying financial statements include decreases of $37,298 and $64,350 for the nine months ended September 30, 2004 and 2003, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $335,710 and $373,008 in related deferred rent receivable as of September 30, 2004 and December 31, 2003, respectively. These amounts are expected to be collected over the terms of the related leases as scheduled rent payments are made.

(3) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs are included in professional services to affiliates and general and administrative expenses to affiliates, of which $9,319 and $7,467 was unpaid as of September 30, 2004 and December 31, 2003, respectively.

An affiliate of the General Partner earned property management fees of $10,776 and $11,180, for the nine months ended September 30, 2004 and 2003, respectively, in connection with managing the Partnership's properties. Such fees are included in property operating expenses to affiliates, of which $0 and $900 was unpaid as of September 30, 2004 and December 31, 2003, respectively.

In connection with the sale of The Wholesale Club on January 8, 1991, the Partnership recorded $132,000 of sales commission payable to an affiliate of the General Partner. Such commission has been deferred until the Limited Partners receive their Original Capital plus a return as specified in the Partnership Agreement.

(4) Investment in Securities

On August 5, 2004, the Partnership received 5,710 shares of Kmart stock as a termination fee on the lease for the Kmart store located in Chandler, Arizona. The value of the stock at the close of business on August 5, 2004 was $67.53 per share resulting in lease terminations fees valued at $385,596, which is included in rental income. On September 3, 2004, the Partnership sold 2,837 shares of the Kmart stock at $80.51 per share and recorded a gain of $36,825. The fair value of the remaining 2,873 shares as of September 30, 2004 was $251,301.

(5) Subsequent Events

On October 18, 2004, the Partnership sold 2,836 shares of the Kmart stock at $84.49 per share and recorded a gain of approximately $48,000.

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

Liquidity and Capital Resources

On August 4, 1988, we commenced an offering of 50,000 (subject to increase to 80,000) limited partnership units or units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The offering terminated on August 4, 1990, after we had sold 50,647.14 units at $500 per unit, resulting in gross offering proceeds of $25,323,569, not including the general partner's contribution of $500. All of the holders of these units have been admitted to our partnership. We acquired five properties using $21,224,542 of capital proceeds collected. On January 8, 1991, we sold one of our properties, The Wholesale Club. On November 30, 1999, we sold another of our properties, Eurofresh Plaza. As of September 30, 2004, cumulative distributions to limited partners totaled $29,309,086; of which $4,395,565 represents proceeds from the sale of The Wholesale Club, $2,392,818 represents proceeds from the sale of Eurofresh Plaza and $22,520,703 represents distributable cash flow from the properties. We repurchased 551.64 units for $260,285 from various limited partners through the unit repurchase program. There are no funds remaining for the repurchase of units through this program.

As of September 30, 2004, we had cash and cash equivalents of $2,560,408 which includes approximately $490,000 expected to be used for the payment of real estate taxes for Colonial Manor Living Center. We intend to use such remaining funds for distributions and for working capital requirements.

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

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of their employees relating to our administration. Such costs of $30,142 and $33,535 are included in professional services to affiliates and general and administrative expenses to affiliates for the nine months ended September 30, 2004 and 2003, respectively, of which $9,319 and $7,467 was unpaid as of September 30, 2004 and December 31, 2003, respectively.

An affiliate of our general partner earned property management fees of $10,776 and $11,180 for the nine months ended September 30, 2004 and 2003, respectively, in connection with managing our properties. Such fees are included in property operating expenses to affiliates, of which $0 and $900 was unpaid as of September 30, 2004 and December 31, 2003, respectively.

In connection with the sale of The Wholesale Club on January 8, 1991, we recorded $132,000 of sales commission payable to an affiliate of our general partner. Such commission has been deferred until our limited partners receive their original capital plus a return as specified in the partnership agreement.

Results of Operations

At September 30, 2004, we own three operating properties. Two of our three operating properties, Scandinavian Health Spa and Colonial Manor Living Center, are leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant. We are responsible for maintenance of the structure and the parking lot and insurance, real estate taxes and common area maintenance of the Kmart property since the termination of the Kmart lease.

Rental income was $1,135,862 and $744,229 for the nine months ended September 30, 2004 and 2003, respectively. In 2003, we executed an amendment of the Scandinavian Health Club lease through September 30, 2013. Annual base rent increased from $359,094 to $383,231 per year commencing April 1, 2003.

The Kmart Corporation filed for Chapter 11 bankruptcy reorganization on January 22, 2002. As a result thereof, Kmart had the option to accept or reject its lease with us. On March 8, 2002, Kmart Corporation announced its intent to close 283 stores, including the Chandler, Arizona store. The Bankruptcy Court approved these closings on March 20, 2002, as well as the liquidation procedures. As of June 29, 2002, Kmart rejected their lease for the Chandler, Arizona property and ceased making rent payments. Our general partner filed a lease rejection claim with the bankruptcy court on our behalf. On August 5, 2004, we received 5,710 shares of Kmart stock as a termination fee on the lease. The value of the stock at the close of business on August 5, 2004 was $67.53 per share resulting in lease terminations fees valued at $385,596, which is included in rental income. On September 3, 2004, we sold 2,837 shares of the Kmart stock at $80.51 per share and recorded a gain of $36,825. We will continue to evaluate when it is in our best interest to liquidate the remaining shares. We are continuing to review various options to lease or sell the space vacated by Kmart. As of December 31, 2003, we recorded an impairment loss on this property of $175,000.

Professional services to affiliates were $12,434 and $14,916 for the nine months ended September 30, 2004 and 2003, respectively. The decrease in 2004 is due to a decrease in accounting and legal services. Professional services to non-affiliates were $35,360 and $29,701 for the nine months ended September 30, 2004 and 2003, respectively. The increase in 2004 is due to an increase in accounting fees.

General and administrative expenses to non-affiliates were $20,473 and $14,312 for the nine months ended September 30, 2004 and 2003, respectively. The increase in 2004 was due to an increase in paid and accrued state taxes.

Property operating expenses to non-affiliates were $146,103 and $241,129 for the nine months ended September 30, 2004 and 2003, respectively. These expenses include real estate tax expense, common area maintenance expense, utilities and other property related expenses as a result of Kmart rejecting its lease.

The following is a list of approximate occupancy levels for the partnership's investment properties as of the end of each quarter during 2003 and 2004:
	2003				2004
Properties	03/31	06/30	09/30	12/31	03/31	06/30	09/30	12/31

Scandinavian Health Spa	100%	100%	100%	100%	100%	100%	100%
Broadview Heights, Ohio

Colonial Manor	100%	100%	100%	100%	100%	100%	100%
LaGrange, Illinois

Kmart	0%	0%	0%	0%	0%	0%	0%
Chandler, Arizona

Item 3. Quantitative and Qualitative Disclosures About Market Risk

None.

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

There were no changes in our internal controls over financial reporting that occurred during the nine months ended September 30, 2004 that materially affected, or are reasonably likely to materially affect, our internal control of financial reporting.

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

INLAND MONTHLY INCOME FUND II, L.P.

By:	Inland Real Estate Investment Corporation
General Partner

/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
President
Date:	November 12, 2004

/S/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Vice President
Date:	November 12, 2004

/S/ KELLY TUCEK

By:	Kelly Tucek
Vice President and
Principal Financial Officer
Date:	November 12, 2004