Form 10-K
period 2004-12-31
INLAND MONTHLY INCOME FUND II L P
filed 2005-03-25
CIK 835322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2004

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

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

TABLE OF CONTENTS

PART I

Item 1. Business

Inland Monthly Income Fund II, L.P. was formed on June 20, 1988, to invest in improved residential, retail, industrial and other income producing properties. On August 4, 1988, we commenced an offering of 50,000 limited partnership units or units (subject to an increase to 80,000 units) pursuant to a Registration under the Securities Act of 1933. The offering terminated on August 4, 1990, after we had sold 50,647.14 units at $500 per unit, resulting in gross offering proceeds of $25,323,569, not including the general partner's contribution of $500. All of the holders of our units were admitted to our partnership. Inland Real Estate Investment Corporation is our general partner. We acquired five properties utilizing $21,224,542 of capital proceeds collected. On January 8, 1991, we sold one of our properties, The Wholesale Club. On November 30, 1999, we sold another of our properties, Eurofresh Plaza. Our limited partners share in their portion of benefits of ownership of our real property investments according to the number of units held. We repurchased 551.64 units for $260,285 from various limited partners through the unit repurchase program. There are no funds remaining for the repurchase of units through this program.

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
Palatine, Illinois

*The Kmart Corporation filed for Chapter 11 bankruptcy reorganization on January 22, 2002. As a result thereof, Kmart had the option to accept or reject our lease. On March 8, 2002, Kmart Corporation announced its intent to close 283 stores, including the Chandler, Arizona store. The Bankruptcy Court approved these closings on March 20, 2002, as well as the liquidation procedures. As of June 29, 2002, Kmart rejected their lease for the Chandler, Arizona property and ceased making rent payments. The general partner filed a lease rejection claim with the bankruptcy court on our behalf. The general partner is continuing to review various options to lease or sell the space vacated by Kmart. For the years ended December 31, 2004 and 2003, we have recorded an impairment loss on this property of $587,000 and $175,000, respectively, for a total impairment of $762,000.

We utilized our offering proceeds to acquire properties. The leases at certain of our properties entitled us to participate in gross receipts of lessees above fixed minimum amounts. Our receipt of such amounts depended in part on the ability of those lessees to compete with similar businesses in their respective vicinities. As of December 31, 2004, there are no such leases.

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

The following is a list of our significant operating leases and the revenues from those leases as a percent of our gross income.

Significant net operating leases	2004	2003	2002

Elite Care Corporation ("Elite")	53%	59%	60%

Scandinavian Health Spa, Inc. ("SHS")	31%	36%	24%

Kmart Corporation ("Kmart")	0%	0%	15%

We entered into a revised ten-year lease with Elite on the Colonial Manor nursing home, which began as of July 1, 2001. Under the new lease, Elite received a five-month rent abatement with the first payment due on December 1, 2001 and a 17% reduction in the annual rent. Effective March 1, 2003, due to economic conditions in the nursing home industry, the lease for the property was amended to reduce the rent to $666,855 per year and to eliminate the increases in rent over the term of the lease. The tenant of the Colonial Manor nursing home did not make its March 2005 rental payment and has informed our general partner that it intends to default on all of its lease obligations under its lease and the lease of the Douglas and Hillside nursing homes (owned by a separate partnership also managed by our general partner). Rent for all three properties is currently secured by a $400,000 letter of credit which covers all three properties on a joint and several basis. Our general partner is currently determining how to equitably allocate of the letter of credit between the three properties. The tenants of the Douglas and Hillside nursing homes have made a verbal offer to buy those two homes contingent, however, upon release of the letter of credit. If the sales are completed, sales proceeds from the sale of the Douglas and Hillside nursing homes equal to the Colonial Manor proportionate share of the letter of credit may be allocated to us to reimburse us for the Colonial Manor rent which would have been covered under the letter of credit had it not been terminated.

We have entered into an agreement with a broker specializing in nursing homes to assist us in marketing the Colonial Manor nursing home for sale.

We executed an amendment of the Scandinavian Health Club lease through September 30, 2013. Annual base rent increased from $359,094 to $383,231 per year commencing April 1, 2003. As part of the extension, we paid $400,000 for tenant improvements and equipment at the property. We are currently marketing this property for sale.

We currently have entered into a signed contract for the sale of the Kmart property for $3,000,000. We anticipate a closing in the second quarter of 2005 provided contingencies are waived and the buyer performs. When the sale of all properties are completed, we anticipate terminating the partnership and making a final distribution to the partners shortly after the completion of the sales. However, there can be no assurance that these proposed sales will be completed.

We had no employees during 2004.

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

Item 2. Properties

We own directly the properties referred to in Item 1 to which reference is hereby made for a description of said properties.

The following is a list of approximate occupancy levels for our investment properties as of the end of each of the last five years.

Properties	2004	2003	2002	2001	2000

Scandinavian Health Spa	100%	100%	100%	100%	100%

Colonial Manor	100%	100%	100%	100%	100%

Kmart	0%	0%	0%	100%	100%

The following is a list of average effective annual rents per square foot for our investment properties for each of the last five years.

Properties	2004	2003	2002	2001	2000

Scandinavian Health Spa	$14.72	14.72	13.79	13.79	13.79

Colonial Manor	6.18	6.18	8.24	8.24	8.00

Kmart	-	-	5.37*	5.37	5.37

* Effective annual rent as of the termination of the lease.

The following tables set forth certain information with respect to the amount and expiration of leases for our investment properties as of December 31, 2004:
	Square Feet		Renewal	December 31, 2004	Rent Per
Lessee	Leased	Lease Ends	Options	Annual Rent	Square Foot

Scandinavian Health Spa, Inc.	26,040	09/2013	2/5 years	$383,231	$14.72

Elite Care Corporation	107,867	06/2011	1/5 years	666,855	6.18

Year Ending	Number of Leases	Approx. Gross Leasable Area ("GLA") of Expiring Leases	Annual Base Rent of Expiring	Total Annual Base Rent	Annual Base Rent Per Sq. Ft. Under Expiring	% of Total GLA Represented By Expiring	% of Annual Base Rent Represented By Expiring
Dec 31,	Expiring	(square feet)	Leases ($)	(1)($)	Leases ($)	Leases (%)	Leases (%)

2005	-	-	-	1,053,341	-	-	-
2006	-	-	-	1,063,106	-	-	-
2007	-	-	-	1,063,106	-	-	-
2008	-	-	-	1,066,361	-	-	-
2009	-	-	-	1,076,126	-	-	-
2010	-	-	-	1,079,381	-	-	-
2011	1	107,867	666,855	1,089,146	6.18	49	61
2012	-	-	-	422,291	-	-	-
2013	1	26,040	422,291	422,291	16.21	100	100
  No assumptions have been made regarding the releasing of expired leases. It is the opinion of the general partner that the space will be released at market prices.

Item 3. Legal Proceedings

We are not subject to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

Consistent with our limited partnership agreement, there were no matters submitted to a vote of our security holders during 2004.

PART II

Item 5. Market for the our limited partnership Units and Related Security Holder Matters

As of March 8, 2005, there were 1,872 holders of our units. There is no public market for units nor is it anticipated that any public market for units will develop. Reference is made to Item 6 below for a discussion of cash distributions made to the limited partners.

Although we established a unit repurchase program, there are no funds remaining for the repurchase of units through this program.

For the years ended December 31, 2004 and 2003, we did not pay any distributions.

Item 6. Selected Financial Data

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

For the years ended December 31, 2004, 2003, 2002, 2001 and 2000

(not covered by Report of Independent Registered Public Accounting Firm)
	2004	2003	2002	2001	2000

Total assets	$12,509,571	12,471,779	12,292,640	12,576,550	12,786,600

Total income	1,253,893	1,048,121	1,500,154	1,819,548	1,767,769

Net income from operations	7,978	97,310	806,768	1,332,270	1,174,659

Gain on sale of investment property	216,944	-	-	-	-

Net income	224,922	97,310	806,768	1,332,270	1,174,659

Net income (loss) per the one general partner unit	(3,700)	(3,716)	(3,430)	(3,595)	(3,827)

Net income allocated per limited partnership unit	4.59	2.02	16.17	26.67	23.52

Distributions to limited partners	-	-	1,032,901	1,461,795	3,871,221

Distributions per limited partnership unit	-	-	20.62	29.18	77.28

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

Critical Accounting Policies

On December 12, 2001, the Securities and Exchange Commission issued Financial Reporting Release or FRR No. 60 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies." A critical accounting policy is one that would materially affect our operations or financial condition, and requires management to make estimates or judgements in certain circumstances. We believe that our most critical accounting policies relate to how we value our investment properties, recognize revenue, and our cost capitalization and depreciation policies. These judgements often result from the need to make estimates about the effect of matters that are inherently uncertain. The purpose of the FRR is to provide investors with an understanding of how management forms these policies. Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States of America or GAAP. GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. The following disclosure discusses judgements known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. For the years ended December 31, 2004 and 2003, we have recorded an impairment loss on the Kmart property of $587,000 and $175,000, respectively, for a total impairment of $762,000.

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

Liquidity and Capital Resources

On August 4, 1988, we commenced an offering of 50,000 (subject to increase to 80,000) limited partnership units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The offering terminated on August 4, 1990, after we had sold 50,647.14 units at $500 per unit, resulting in gross offering proceeds of $25,323,569, not including the general partner's contribution of $500. All of the holders of these units have been admitted to our partnership. We acquired five properties utilizing $21,224,542 of capital proceeds collected. On January 8, 1991, we sold one of our properties, The Wholesale Club. On November 30, 1999, we sold another of our properties, Eurofresh Plaza. As of December 31, 2004, cumulative distributions to limited partners totaled $29,309,086; of which $4,395,565 represents proceeds from the sale of The Wholesale Club, $2,392,818 represents proceeds from the sale of Eurofresh Plaza and $22,520,703 represents distributable cash flow from the properties. We repurchased 551.64 units for $260,285 from various limited partners through the unit repurchase program. There are no funds remaining for the repurchase of Units through this program.

As of December 31, 2004, we had cash and cash equivalents of $2,950,435 which includes approximately $410,000 expected to be used for the payment of real estate taxes for Colonial Manor Living Center. We intend to use such remaining funds for distributions and for working capital requirements.

Through June 30, 2002, the properties owned by us were generating cash flow in excess of the 8% annualized distributions to the limited partners (paid monthly), in addition to covering all our operating expenses. As of June 30, 2002, we had made cumulative distributions of $253,868 in addition to the 8% annualized return to the limited partners from excess cash flow. As a result of the termination of the Kmart lease on June 29, 2002, we reduced the annualized return to the limited partners to 5%, beginning in July 2002. In December 2002, the general partner temporarily suspended distributions to the limited partners due to uncertainty of the Elite and SHS leases and re-tenanting costs anticipated with the Kmart property. We will continue to monitor our cash needs and the cash available for distribution. To the extent that the cash flow from the properties is insufficient to meet our needs, we may rely on advances from affiliates of the general partner, other short-term financing, or may sell one or more of the properties.

On August 5, 2004, we received 5,710 shares of Kmart stock as a termination fee on the lease. The value of the stock at the close of business on August 5, 2004 was $67.53 per share resulting in lease terminations fees valued at $385,596, which is included in rental income. On September 3, 2004, we sold 2,837 shares of the Kmart stock at $80.51 per share and recorded a gain of $36,825. On October 18, 2004, we sold an additional 2,836 shares at $84.50 per share and recorded a gain of $48,119. We anticipate that we will receive additional shares of Kmart stock in the second quarter of 2005. We will continue to evaluate when it is in our best interest to liquidate the remaining 37 shares.

We executed an amendment of the SHS lease through September 30, 2013. Annual base rent increased from $359,094 to $383,231 per year commencing April 1, 2003. As part of the extension, in 2003, we paid $400,000 for tenant improvements and equipment at the property. We are currently marketing this property for sale.

We currently have entered into a signed contract for the sale of the Kmart property for $3,000,000. We anticipate a closing in the second quarter of 2005 provided contingencies are waived and the buyer performs. When the sale of all properties are completed, we anticipate terminating the partnership and making a final distribution to the partners shortly after the completion of the sales. However, there can be no assurance that these proposed sales will be completed.

Effective March 1, 2003, due to economic conditions in the nursing home industry, the general partner executed an amendment to the Elite lease to reduce the annual rent to $666,855 per year with no increases in rent over the term of the lease. The tenant of the Colonial Manor nursing home did not make its March 2005 rental payment and has informed our general partner that it intends to default on all of its lease obligations under its lease and the lease of the Douglas and Hillside nursing homes (owned by a separate partnership also managed by our general partner). Rent for all three properties is currently secured by a $400,000 letter of credit which covers all three properties on a joint and several basis. Our general partner is currently determining how to equitably allocate of the letter of credit between the three properties. The tenants of the Douglas and Hillside nursing homes have made a verbal offer to buy those two homes contingent, however, upon release of the letter of credit. If the sales are completed, sales proceeds from the sale of the Douglas and Hillside nursing homes equal to the Colonial Manor proportionate share of the letter of credit may be allocated to us to reimburse us for the Colonial Manor rent which would have been covered under the letter of credit had it not been terminated.

We have entered into an agreement with a broker specializing in nursing homes to assist us in marketing the Colonial Manor nursing home for sale.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of their employees relating to our administration. Such costs of $35,716, $52,158 and $42,210 are included in professional services to affiliates and general and administrative expenses to affiliates for the years ended December 31, 2004, 2003 and 2002, respectively, of which $2,192 and $7,467 was unpaid as of December 31, 2004 and 2003, respectively.

An affiliate of our general partner earned property management fees of $14,361, $14,518 and $17,828, for the years ended December 31, 2004, 2003 and 2002, respectively, in connection with managing our properties. Such fees are included in property operating expenses to affiliates, of which $0 and $900 was unpaid as of December 31, 2004 and 2003.

In connection with the sale of The Wholesale Club on January 8, 1991, we recorded $132,000 of sales commission payable to an affiliate of the general partner, until our limited partners received their original capital plus a return as specified in the partnership agreement. As of December 31, 2004, we have written off the deferred commission payable and recorded a gain of $132,000.

Results of Operations

At December 31, 2004, we own three operating properties. Two of our three operating properties, Scandinavian Health Spa and Colonial Manor Living Center, are leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant. We are responsible for maintenance of the structure and the parking lot and insurance, real estate taxes and common area maintenance of the Kmart property since the termination of the Kmart lease.

Rental income was $1,231,671, $994,317 and $1,474,395 for the years ended December 31, 2004, 2003 and 2002, respectively. Included in rental income for the year ended December 31, 2004, is $385,596 of lease termination income relating to Kmart. The Kmart Corporation filed for Chapter 11 bankruptcy reorganization on January 22, 2002. As a result thereof, Kmart had the option to accept or reject its lease with us. On March 8, 2002, Kmart Corporation announced its intent to close 283 stores, including the Chandler, Arizona store. The Bankruptcy Court approved these closings on March 20, 2002, as well as the liquidation procedures. As of June 29, 2002, Kmart rejected their lease for the Chandler, Arizona property and ceased making rent payments. Our general partner filed a lease rejection claim with the bankruptcy court on our behalf. On August 5, 2004, we received 5,710 shares of Kmart stock as a termination fee on the lease. The value of the stock at the close of business on August 5, 2004 was $67.53 per share resulting in lease terminations fees valued at $385,596, which is included in rental income. On September 3, 2004, we sold 2,837 shares of the Kmart stock at $80.51 per share and recorded a gain of $36,825. On October 18, 2004, we sold an additional 2,836 shares at $84.50 per share and recorded a gain of $48,119. We anticipate that we will receive additional shares of Kmart stock in the second quarter of 2005. We will continue to evaluate when it is in our best interest to liquidate the remaining shares. We are continuing to review various options to lease or sell the space vacated by Kmart. As of December 31, 2004, we recorded an impairment loss on this property of $762,000.

As of July 1, 2001, we entered into a revised ten-year lease with Elite. Under the new lease, Elite received a five-month rent abatement with the first payment due on December 1, 2001 and a 17% reduction in the annual rent. Although the tenant received a reduction in the annual rent payment based on the prior lease rates, the effective annual rental rate over the term of the new lease increased from $8.00 to $8.24. Effective March 1, 2003, we executed an amendment to the Elite lease to reduce the annual rent to $666,855 per year with no increases in rent over the term of the lease.

Also in 2003, we executed an amendment of the SHS lease through September 30, 2013. Annual base rent increased from $359,094 to $383,231 per year commencing April 1, 2003.

Professional services to affiliates were $15,740, $22,683 and $13,357 for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in 2003 is due to an increase in accounting and legal services.

General and administrative expenses to affiliates were $19,976, $29,475 and $28,853 for the years ended December 31, 2004, 2003 and 2002, respectively. The decrease in general and administrative expenses in 2004 is due to decreases in postage and investor service expenses.

General and administrative expenses to non-affiliates were $28,211, $16,345 and $28,997 for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in 2004 is due to increases in postage and printing expenses. General and administrative expenses to non affiliates decreased in 2003, as compared to 2002, due to state taxes paid in 2002.

Property operating expenses to non-affiliates were $174,943, $285,158 and $197,019 for the years ended December 31, 2004, 2003 and 2002, respectively, due to the termination of the Kmart lease. Beginning July 2002, we are responsible for maintenance of the structure and parking lot and insurance, real estate taxes and common area maintenance of the Kmart property.

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

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

None

Selected Quarterly Financial Data (unaudited)

The following represents the results of operations for each quarter during the years ended December 31, 2004, 2003 and 2002.

		12/31/04	09/30/04	06/30/04	03/31/04

Total income		$103,182	640,842	254,725	255,144
Net income		(442,159)	534,804	88,996	43,281
Net income allocated to the limited partners		(497,358)	592,988	89,949	44,206
Net income per limited partnership unit, basic and diluted		(9.93)	11.84	1.80	.88

		12/31/03	09/30/03	06/30/03	03/31/03
	$
Total income		297,618	252,571	251,348	246,584
Net income (loss)		(49,582)	15,714	98,626	32,552
Net income (loss) allocated to the limited partners		(48,629)	16,667	99,579	33,409
Net income (loss) per limited partnership unit, basic and diluted		(.97)	.33	1.99	.67

		12/31/02	09/30/02	06/30/02	03/31/02

Total income		$321,326	316,065	431,338	431,425
Net income		162,748	153,639	200,389	289,992
Net income allocated to the limited partners		163,606	154,496	201,247	290,847
Net income per limited partnership unit, basic and diluted		3.27	3.08	4.02	5.81

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

Report of Independent Registered Public Accounting Firm

To the Partners of
Inland Monthly Income Fund II, L.P.

We have audited the accompanying balance sheet of Inland Monthly Income Fund II, L.P. (a limited partnership) ("the Partnership") as of December 31, 2004, and the related statements of operations, partners' capital, and cash flows for the year then ended. The financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inland Monthly Income Fund II, L.P. at December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Grant Thornton LLP

Chicago, Illinois
January 29, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Inland Monthly Income Fund II, L.P.

We have audited the accompanying balance sheet of Inland Monthly Income Fund II, L.P. (a limited partnership) (the "Partnership") as of December 31, 2003, and the related statements of operations, partners' capital, and cash flows for each of the two years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(c) for the years ended December 31, 2003 and 2002. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Inland Monthly Income Fund II, L.P. as of December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein for the years ended December 31, 2003 and 2002.

Deloitte & Touche LLP

March 26, 2004
Chicago, Illinois

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Balance Sheets

December 31, 2004 and 2003

Assets
	2004	2003
Current assets:
Cash and cash equivalents (Note 1)	$2,950,435	1,764,717
Accounts and rents receivable	1,603	855
Investment in securities	3,661	-
Other assets	8,768	-

Total current assets	2,964,467	1,765,572

Investment properties (including acquisition fees paid to Affiliates of $1,250,037 at December 31, 2003 and 2002) (Notes 1 and 4):
Land	3,187,438	3,187,438
Buildings and improvements (net of impairment loss of $762,000 and $175,000 at December 31, 2004 and 2003, respectively)	12,061,443	12,648,443

	15,248,881	15,835,881
Less accumulated depreciation	5,872,774	5,502,808

Net investment properties	9,376,107	10,333,073

Other assets:
Deferred leasing fees to Affiliates (net of accumulated amortization of $227,732 and $227,606 at December 31, 2004 and 2003, respectively) (Notes 1 and 3)	-	126
Deferred rent receivable (Notes 1 and 5)	168,997	373,008

Total other assets	168,997	373,134

Total assets	$12,509,571	12,471,779

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Balance Sheets
(continued)

December 31, 2004 and 2003

Liabilities and Partners' Capital
	2004	2003

Current liabilities:
Accounts payable	$4,326	8,402
Accrued real estate taxes	46,349	48,922
Due to Affiliates (Note 3)	2,192	8,367
Deposits held for others	410,720	454,189

Total current liabilities	463,587	519,880

Commission payable to Affiliate (Note 3)	-	132,000

Total liabilities	463,587	651,880

Partners' capital (Notes 1 and 2):
General Partner:
Capital contribution	500	500
Cumulative net income	41,725	45,425

	42,225	45,925
Limited Partners:
Units of $500. Authorized 80,000 Units, 50,095.50 Units outstanding (net of offering costs of $3,148,734, of which $653,165 was paid to Affiliates)	21,916,510	21,916,510
Cumulative net income	19,396,335	19,166,550
Cumulative distributions	(29,309,086)	(29,309,086)

	12,003,759	11,773,974

Total Partners' capital	12,045,984	11,819,899

Total liabilities and Partners' capital	$12,509,571	12,471,779

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Statements of Operations

For the years ended December 31, 2004, 2003 and 2002
	2004	2003	2002
Income:
Rental income (Notes 1, 4 and 5)	$1,231,671	994,317	1,474,395
Additional rental income	-	-	4,519
Interest income	16,572	9,376	15,190
Other income	5,650	44,428	6,050

	1,253,893	1,048,121	1,500,154
Expenses:
Professional services to Affiliates	15,740	22,683	13,357
Professional services to non-affiliates	35,592	29,819	27,869
General and administrative expenses to Affiliates	19,976	29,475	28,853
General and administrative expenses to non-affiliates	28,211	16,345	28,997
Property operating expenses to Affiliates	14,361	14,518	17,828
Property operating expenses to non-affiliates	174,943	285,158	197,019
Impairment loss	587,000	175,000	-
Depreciation	369,966	371,553	342,981
Amortization of deferred leasing fees	126	6,260	36,482

	1,245,915	950,811	693,386

Operating income	7,978	97,310	806,768

Gain on sale	216,944	-	-

Net income before comprehensive income	224,922	97,310	806,768
Unrealized gain on investment securities	1,163	-	-

Comprehensive income	$226,085	97,310	806,768

Comprehensive income (loss) allocated to (Note 2):
General Partner	$(3,700)	(3,716)	(3,430)
Limited Partners	229,785	101,026	810,198

Comprehensive income	$226,085	97,310	806,768

Comprehensive loss allocated to the one General Partner Unit:	$(3,700)	(3,716)	(3,430)

Comprehensive income per Unit allocated to Limited Partners per weighted average Limited Partnership Units of 50,095.50	$4.59	2.02	16.17

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Statements of Partners' Capital

For the years ended December 31, 2004, 2003 and 2002
	General	Limited
	Partner	Partners	Total

Balance January 1, 2002	$53,071	11,895,651	11,948,722

Net income (loss)	(3,430)	810,198	806,768
Distributions ($20.62 per weighted average of Limited Partnership Units of 50,095.50)	-	(1,032,901)	(1,032,901)

Balance December 31, 2002	49,641	11,672,948	11,722,589

Net income (loss)	(3,716)	101,026	97,310

Balance December 31, 2003	45,925	11,773,974	11,819,899

Net income (loss)	(3,700)	228,622	224,922
Comprehensive income	-	1,163	1,163

Balance December 31, 2004	$42,225	12,003,759	12,045,984

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Statements of Cash Flows

For the years ended December 31, 2004, 2003 and 2002
	2004	2003	2002
Cash flows from operating activities:
Net income	$224,922	97,310	806,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	369,966	371,553	342,981
Amortization of deferred leasing fees	126	6,260	36,482
Impairment loss	587,000	175,000	-
Stock received as lease termination fee	(385,596)	-	-
Gain on sale of investment securities	(84,944)	-	-
Changes in assets and liabilities:
Accounts and rents receivable	(748)	(362)	165
Other assets	(8,768)	-	-
Deferred rent receivable	204,011	76,785	(72,226)
Accounts payable	(4,076)	5,650	1,478
Accrued real estate taxes	(2,573)	(13,508)	62,430
Due to Affiliates	(138,175)	5,305	(4,713)

Net cash provided by operating activities	761,145	723,993	1,173,365

Cash flows from investing activities:
Additions to investment property	-	(400,000)	-
Proceeds from sale of investment in securities	468,042	-	-

Net cash provided by (used in) investment activities	468,042	(400,000)	-

Cash flows from financing activities:
Deposits held for others	(43,469)	84,382	7,197
Cash distributions	-	-	(1,157,070)

Net cash provided by (used in) financing activities	(43,469)	84,382	(1,149,873)

Net increase in cash and cash equivalents	1,185,718	408,375	23,492

Cash and cash equivalents at beginning of year	1,764,717	1,356,342	1,332,850

Cash and cash equivalents at end of year	$2,950,435	1,764,717	1,356,342

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Notes to Financial Statements

For the years ended December 31, 2004, 2003 and 2002

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications were made to the 2002 and 2003 financial statements to conform with the 2004 presentation.

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

In January 2003, FASB issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities and Interpretation of Accounting Research Bulletin (ARB) No. 51", which was revised in December 2003. The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities) and how to determine when and which business enterprise should consolidate the Variable Interest Entity (the Primary Beneficiary). The effective date for the Partnership was March 31, 2004. FIN 46, as revised, did not have a material impact on the Partnership's financial condition and results of operations.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

In May 2003, the FASB issued Statement No. 150 ("SFAS 150") "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for classifying and measuring certain financial instruments as liabilities that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The provisions of SFAS No. 150 did not have an impact on the Partnership's financial condition and results of operations.

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

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Partnership has classified its investment in equity security as available-for-sale. Available-for-sale securities are carried at fair value with the unrealized gains and losses, net of tax, reported in other comprehensive income.

Comprehensive income is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources. Comprehensive income includes net earnings and other non-owner changes in equity which bypass the statement of operations and are reported as a separate component of partners capital. For the year ended December 31, 2004, other comprehensive income includes the unrealized gain on it's available-for-sale investment. There was no comprehensive income as of December 31, 2003.

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

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates market. For the years ended December 31, 2004 and 2003, included in cash and cash equivalents is approximately $410,720 and $455,000, respectively, held for the payment of real estate taxes for Colonial Manor Living Center.

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

2004	2003
	GAAP	Tax Basis	GAAP	Tax Basis
	Basis	(unaudited)	Basis	(unaudited)

Total assets	$12,509,571	15,658,203	12,471,779	15,795,512

Partners' capital:
General Partner	42,225	(9,898)	45,925	(6,544)
Limited Partners	12,003,759	15,379,623	11,773,974	15,150,175

Net income (loss):
General Partner	(3,700)	(3,346)	(3,716)	(3,394)
Limited Partners	229,785	1,016,636	101,026	275,702

Net income per Limited Partnership Unit	4.59	20.29	2.02	5.50

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

(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $2,192 and $7,467 was unpaid as of December 31, 2004 and 2003, respectively.

An Affiliate of the General Partner earned Property Management Fees of $14,361, $14,518 and $17,828, for the years ended December 31, 2004, 2003 and 2002, respectively, in connection with managing the Partnership's properties. Such fees are included in property operating expenses to Affiliates, of which $0 and $900 was unpaid as of December 31, 2004 and 2003.

In connection with the sale of The Wholesale Club on January 8, 1991, the Partnership recorded $132,000 of sales commission payable to an Affiliate of the General Partner, until the Limited Partners received their Original Capital plus a return as specified in the Partnership Agreement. As of December 31, 2004, the Partnership has written off the deferred commission payable and recorded a gain of $132,000.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investment Properties

Colonial Manor Living Center, LaGrange, Illinois

On June 7, 1989, the Partnership took title to this property, which an Affiliate of the General Partner purchased on behalf of the Partnership from an unaffiliated third party for $6,787,232. The property consists of a 107,867 square-foot living center located in LaGrange, Illinois. The total cost of this property to the Partnership was $7,521,881, which includes acquisition fees of $601,675 and acquisition costs of $132,974. The center is currently 100% leased to Elite Care Corporation ("Elite"). The lease is a triple-net lease and expired January 2001. In January 2000, the lessee exercised its rights and extended the lease term. The General Partner and Elite agreed to a revised ten-year lease, which began as of July 1, 2001. Under the new lease, Elite received a five month rent abatement with the first payment due on December 1, 2001 and a 17% reduction in the annual rent. Effective March 1, 2003, the General Partner executed an amendment to the Elite lease to reduce the annual rent to $666,855 per year with no increases in rent over the term of the lease.

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

The Kmart Corporation filed for Chapter 11 bankruptcy reorganization on January 22, 2002. As a result thereof, Kmart had the option to accept or reject its lease with the Partnership. On March 8, 2002, Kmart Corporation announced its intent to close 283 stores, including the Chandler, Arizona store. The Bankruptcy Court approved these closings on March 20, 2002, as well as the liquidation procedures. As of June 29, 2002, Kmart rejected their lease for the Chandler, Arizona property and ceased making rent payments. The General Partner filed a lease rejection claim with the bankruptcy court on behalf of the Partnership. It is the intent of the General Partner to use its best efforts to sell or lease this space. For the years ended December 31, 2004 and 2003, we have recorded an impairment loss on the Kmart property of $587,000 and $175,000, respectively, for a total impairment of $762,000.

Cost and accumulated depreciation of the above properties as of December 31, are summarized as follows:

	2004	2003
Health and Racquet Club:
Cost	$3,416,527	3,416,527
Less accumulated depreciation	1,239,865	1,129,572
	2,176,662	2,286,955
Retail Store:
Cost	4,310,473	4,897,473
Less accumulated depreciation	1,573,661	1,479,705
	2,736,812	3,417,768
Living Center:
Cost	7,521,881	7,521,881
Less accumulated depreciation	3,059,248	2,893,531
	4,462,633	4,628,350

Total	$9,376,107	10,333,073

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(5) Operating Leases

Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the straight-line basis. The accompanying financial statements include a decrease of $204,011 and $76,785 and an increase of $72,226 in 2004, 2003 and 2002, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $168,997 and $373,008 in related deferred rent receivable as of December 31, 2004 and 2003, respectively. These amounts are expected to be collected over the terms of the related leases as scheduled rent payments are made.

Minimum lease payments to be received in the future from operating leases are as follows:

2005	$1,053,341
2006	1,063,106
2007	1,063,106
2008	1,066,361
2009	1,076,126
Thereafter	2,574,108

Total	$7,896,148

No assumptions have been made regarding the releasing of expiring leases. It is the opinion of the General Partner that the space will be released at market rates.

The following is a list of the Partnership's significant operating leases and the revenues from those leases as a percent of the Partnership's operating income.

Significant net operating leases	2004	2003	2002

Elite Care Corporation "Elite"	53%	59%	60%
Scandinavian Health Spa, Inc. "SHS"	31%	36%	24%
K Mart Corporation "Kmart"	0%	0%	15%

(6) Investment in Securities

On August 5, 2004, the Partnership received 5,710 shares of Kmart stock as a termination fee on the lease for the Kmart store located in Chandler, Arizona. The value of the stock at the close of business on August 5, 2004 was $67.53 per share resulting in lease terminations fees valued at $385,596, which is included in rental income. On September 3, 2004, the Partnership sold 2,837 shares of the Kmart stock at $80.51 per share and recorded a gain of $36,825. On October 18, 2004 the Partnership sold an additional 2,836 shares at $84.50 per share and recorded a gain of $48,119.The fair value of the remaining 37 shares as of December 31, 2004 was $3,661.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2004
	Initial Cost to Partnership (A)				Gross amount at which carried at end of period (B)
		Building and	Costs Capitalized Subsequent to	Land and	Buildings and	Total	Accumulated Depreciation	Date Con-stru-	Date	Life on which Depreciation in latest statement of Operations
	Land	improvements	acquisition	improvements	improvements	(C)	(D)	cted	Acq	is computed

Health & Racquet Club:
Scandinavian Health Spa, Inc.
Broadview Hts., OH	$850,609	2,165,039	400,879	850,609	2,565,918	3,416,527	1,239,865	1984	10/19/1988	30 years

Nursing Home Facility:
Colonial Manor
LaGrange, IL	416,390	7,105,491	-	416,390	7,105,491	7,521,881	3,059,248	1924	06/07/1989	40 years

Retail Store:
Kmart
Chandler, AZ	1,920,439	3,152,034	(762,000)	1,920,439	2,390,034	4,310,473	1,573,661	1986	12/29/1989	30 years

Totals	$3,187,438	12,422,564	(361,121)	3,187,438	12,061,443	15,248,881	5,872,774

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2004

Notes:

  The initial cost to the Partnership represents the original purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
  The aggregate cost of real estate owned at December 31, 2004 for Federal income tax purposes was approximately $16,374,000 (unaudited.)
  Reconciliation of real estate owned:

	2004	2003	2002
Balance at beginning of year	$15,835,881	15,610,881	15,610,881
Capital expenditures	-	400,000	-
Loss on impairment	(587,000)	(175,000)	-
Disposals	-	-	-

Balance at end of year	$15,248,881	15,835,881	15,610,881
  Reconciliation of accumulated depreciation:

Balance at beginning of year	$5,502,808	5,131,255	4,788,274
Depreciation expense	369,966	371,553	342,981
Disposals	-	-	-

Balance at end of year	$5,872,774	5,502,808	5,131,255

Item 9. Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure

On January 27, 2005, our audit committee engaged Grant Thornton LLP ("Grant Thornton") to serve as our independent registered public accounting firm effective immediately. In addition, on January 27, 2005, our audit committee accepted notice from Deloitte & Touche LLP ("Deloitte"), its current independent registered public accounting firm, indicating that, effective immediately, Deloitte will resign as our independent registered public accounting firm.

The reports of Deloitte on our financial statements for the years ended December 31, 2002 and December 31, 2003 did not contain an adverse opinion, disclaimer of opinion or explanatory paragraphs and were not qualified or modified as to uncertainty, audit scope or accounting principle.

In connection with Deloitte's audits of our two most recent fiscal years ended December 31, 2002 and 2003, there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the financial statements for such periods. During the our two most recent fiscal years, there were no reportable events as defined in Item 304(a)(1)(iv) of Regulation S-K.

We provided Deloitte a copy of the Report on Form 8-K filed with the Securities and Exchange Commission (the "SEC") and requested Deloitte to furnish us with a letter addressed to the SEC stating whether Deloitte agreed with the above statements made by us and, if not, stating the respects in which it does not agree. We filed Deloitte's response with the SEC on Form 8-K.

We did not consult Grant Thornton regarding (i) either the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on our financial statements; as such, no written or oral advice was provided, and none was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issues; or (ii) any matter that was a subject of a disagreement or reportable event with Deloitte (as there were none).

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

There were no significant changes in our internal controls over financial reporting during the fourth quarter of 2004 that have materially effected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9 (b). Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Our general partner, Inland Real Estate Investment Corporation (IREIC), was organized in 1984 for the purpose of acting as general partner of limited partnerships formed to acquire, own and operate real properties. The general partner is a wholly-owned subsidiary of The Inland Group, Inc. The general partner has responsibility for all aspects of our operations.

During 2004, the board of directors of our general partner formalized the audit committee. The Audit Committee is not independent from our general partner and consists of Catherine L. Lynch, committee chair and financial expert, Brenda G. Gujral, Roberta S. Matlin and Gary Pechter. The audit committee is responsible for engaging our independent registered public accounting firm, reviewing the plans and results of the audit engagement with our independent registered public accounting firm and consulting with the independent registered public accounting firm regarding the adequacy of our internal accounting controls.

During 2004, our general partner adopted a Code of Ethics that applies to all its employees.

Officers and Directors

The officers, directors, and key employees of IREIC and its affiliates that are likely to provide services to us are as follows. Ages listed are as of January 1, 2005.

Functional Title

Daniel L. Goodwin	Director
Robert H. Baum	Director, General Counsel of IREIC
Robert D. Parks	Chairman
Brenda G. Gujral	Director, President and principal executive officer
Catherine L. Lynch	Treasurer
Roberta S. Matlin	Director, Senior Vice President-Investments
Guadalupe Griffin	Vice President-Asset Management
Kelly Tucek	Vice President-Partnership Accounting and principal financial officer of the Partnership
Gary E. Pechter	Senior Vice President, The Inland Group, General Counsel of Partnership

DANIEL L. GOODWIN (age 61) has been with Inland since 1968 and is a founding and controlling stockholder of, and the chairman of the board and chief executive officer of, The Inland Group. Mr. Goodwin also serves as a director or officer of entities wholly owned or controlled by The Inland Group. In addition, Mr. Goodwin is the chairman of the board of Inland Real Estate Corporation, chairman of the board and chief executive officer of Inland Mortgage Investment Corporation and chairman of the board and chief executive officer of Inland Bancorp Holding Company, a bank holding company. Mr. Goodwin also serves on the management committee of Inland Real Estate Corporation.

Mr. Goodwin is a member of the National Association of Realtors, the Illinois Association of Realtors and the Northern Illinois Commercial Association of Realtors. He is also the author of a nationally recognized real estate reference book for the management of residential properties. Mr. Goodwin serves on the Board of the Illinois State Affordable Housing Trust Fund. He has served as an advisor for the Office of Housing Coordination Services of the State of Illinois, and as a member of the Seniors Housing Committee of the National Multi-Housing Council. He has served as Chairman of the DuPage County Affordable Housing Task Force and presently serves as chairman of New Directions Affordable Housing Corporation.

Mr. Goodwin obtained his bachelor's and master's degrees from Illinois State Universities. Following graduation, he taught for five years in the Chicago public schools system. More recently, Mr. Goodwin has served as a member of the board of governors of Illinois State Colleges and Universities. He is vice chairman of the board of trustees of Benedictine University, vice chairman of the board of trustees of Springfield College and chairman of the board of Northeastern Illinois University.

ROBERT H. BAUM (age 61) has been with Inland since 1968 and is one of the founding stockholders. Mr. Baum is vice chairman, executive vice president and general counsel of The Inland Group. In his capacity as general counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois. He is also a licensed real estate broker. He has served as a director of American National Bank of DuPage and currently serves as a director of Inland Bancorp Holding Company and of Westbank. Mr. Baum also is a member of the Governing Council of Wellness House, a charitable organization that exists to improve the quality of life for people whose lives have been affected by cancer and its treatment by providing psychosocial and educational support for cancer patients, their families and friends.

ROBERT D. PARKS (age 61) has been with Inland since 1968 and is one of the founding stockholders. He also is chairman of Inland Real Estate Investment Corporation, director of Inland Securities Corporation and a director of Inland Investment Advisors, Inc. Mr. Parks is president, chief executive officer, and a director of Inland Real Estate Corporation and serves on its management committee. He is also chairman, chief executive officer and director of Inland Retail Real Estate Trust, Inc. and is chairman, chief executive officer and director of Inland Western Retail Real Estate Trust, Inc. He is chairman, chief executive officer and affiliated director of Inland American Real Estate Trust, Inc. Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for Inland Real Estate Investment Corporation. He oversees and coordinates the marketing of all investments and investor relations.

Prior to joining Inland, Mr. Parks was a school teacher in Chicago's public schools. He received his B.A. Degree from Northeastern Illinois University and his M.A. Degree from the University of Chicago. He is a registered Direct Participation Program Limited Principal with the National Association of Securities Dealers, Inc. He is also a member of the Real Estate Investment Association, the Financial Planning Association, the Foundation for Financial Planning, as well as a member of the National Association of Real Estate Investment Trusts.

BRENDA G. GUJRAL (age 62) is president, chief operating officer and a director of Inland Real Estate Investment Corporation (IREIC). She is also president, chief operating officer and a director of Inland Securities Corporation (ISC), a member firm of the National Association of Securities Dealers (NASD). Mrs. Gujral is also a director of Inland Investment Advisors, Inc., an investment advisor. She is also an affiliated director of Inland Western Retail Real Estate Trust, Inc., chairman of the board of Inland Real Estate Exchange Corporation and affiliated director of Inland American Retail Real Estate Trust, Inc.

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

CATHERINE L. LYNCH (age 46) joined Inland in 1989 and is the treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the corporate accounting department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG LLP since 1980. She received her B.S. Degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

ROBERTA S. MATLIN (age 60) joined Inland Real Estate Investment Corporation (IREIC) in 1984 as director of investor administration and currently serves as senior vice president of IREIC, directing the day-to-day internal operations. Ms. Matlin is a director of IREIC and president of Inland Investment Advisors, Inc., and Intervest Southern Real Estate Corporation, and a director and vice president of Inland Securities Corporation. She is the president of Inland American Advisory Services, Inc. Since 2003, she has been vice president of administration of Inland Western Retail Real Estate Trust, Inc., and since 2004, vice president of administration of Inland American Real Estate Trust, Inc. She was vice president of administration of Inland Real Corporation from 1995 until 2000 and of Inland Retail Real Estate Trust, Inc from 1998 until 2004. From June 2001 until April 2004, she was a trustee and executive vice president of Inland Mutual Fund Trust. Prior to joining Inland, she worked for the Chicago Region of the Social Security Administration of the Untied States Department of Health and Human Services. Ms. Matlin is a graduate of the University of Illinois. She holds Series 7, 22, 24, 39, 63 and 65 licenses from the National Association of Securities Dealers.

GUADALUPE GRIFFIN (age 40) joined Inland in 1994. Ms. Griffin serves as vice president of Inland Real Estate Investment Corporation and assistant vice president of Inland Midwest Investment Corporation. Ms. Griffin is responsible for the asset management and day-to-day operations of the public and private partnerships which include the development of operating and disposition strategies for the partnerships and investor communications. Prior to joining Inland, Ms. Griffin was employed by the University of Illinois at Chicago Center for Urban Educational Research and Development as Assistant to the Director of the Nation of Tomorrow Program; a privately funded multi-million dollar program, which provided educational and empowerment services to youths and their families in four inner-city schools. Ms. Griffin holds an Illinois Real Estate Sales License.

 KELLY TUCEK (age 42) joined Inland in 1989 and is a vice president of Inland Real Estate Investment Corporation and since 2004, treasurer of Inland American Real Estate Trust, Inc. As of August 1996, Ms. Tucek is responsible for the investment accounting department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

GARY E. PECHTER (age 53) joined Inland in 1985 and is a Senior Vice President and Senior Counsel of The Inland Real Estate Group, Inc., and a member of the Audit Committee for all public partnerships sponsored by IREIC. In his capacity as their counsel, Mr. Pechter has been admitted to practice law in the State of Illinois and the federal district court. He is also a licensed real estate broker. Mr. Pechter received his undergraduate degree from the University of Illinois and his law degree from John Marshall Law School.

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

Our general partner and its affiliates may be reimbursed for their expenses or out-of-pocket expenses relating to the administration and salaries and direct expenses of employees of the general partner and its affiliates for our administration. Such costs for 2004 were $35,716, of which $2,192 was unpaid as of December 31, 2004.

During 2004, affiliates of the general partner earned $14,361 in management fees in connection with managing our properties, all of which was paid as of December 31, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth information as of December 31, 2004, regarding any person known to be beneficial owner of more than 5% of our outstanding units.

	Amount and Nature
	of Beneficial	Percent
Name of Beneficial Owner	Ownership	of Class

Partnership Ownership Corporation	4,026 Units directly	8.04%
  The officers and directors of our general partner own as a group the following units of our partnership:

Amount and Nature
	of Beneficial	Percent
Title of Class	Ownership	of Class

Limited partnership units	71 Units directly	Less than 1/2%

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

Item 14:  Principal Accountant Fees and Services

Fees. Aggregate fees for professional services rendered by our independent registered public accounting firm were as follows:

	Years ended December 31,
	2004	2003

Audit fees for professional services rendered for the audit of our annual financial statements and quarterly reviews of our financial statements.	$24,800	22,700
Tax fees for professional services rendered for tax return preparation and review of our K-1's.	9,240	7,700

Total fees	$34,040	30,400

On January 27, 2005, our audit committee approved Grant Thornton LLP to serve as our independent registered public accounting firm for the year ended December 31, 2004.

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

  31.1 Rule 13a-14(a)/15d-14(a) Certification by principal executive officer

  31.2 Rule 13a-14(a)/15d-14(a) Certification by principal financial officer

  32.1 Section 1350 Certification by principal executive officer

  32.2 Section 1350 Certification by principal financial officer

  Financial Statement Schedules.

Financial statement schedules for the years ended December 31, 2004, 2003 and 2002 are submitted herewith:

Page

Real Estate and Accumulated Depreciation (Schedule III)	32

All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(d) Reports on Form 8-K.

None.

No annual report or proxy material for the year 2004 has been sent to our limited partners. An annual report will be sent to the limited partners subsequent to this filing and we will furnish copies of such report to the Commission when it is sent to the limited partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INLAND MONTHLY INCOME FUND II, L.P.
Inland Real Estate Investment Corporation
General Partner

/s/	Brenda G. Gujral

By:	Brenda G. Gujral
President and Director
Date:	March 23, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
By:	Inland Real Estate Investment Corporation
General Partner

/s/	Brenda G. Gujral

By:	Brenda G. Gujral
President and Director
Date:	March 23, 2005

/s/	Guadalupe Griffin

By:	Guadalupe Griffin
Vice President
Date:	March 23, 2005

/s/	Kelly Tucek

By:	Kelly Tucek
Vice President
Date:	March 23, 2005

/s/	Robert D. Parks

By:	Robert D. Parks
Chairman
Date:	March 23, 2005

/s/	Daniel L. Goodwin

By:	Daniel L. Goodwin
Director
Date:	March 23, 2005