Form 10-Q
period 2005-03-31
INLAND MONTHLY INCOME FUND II L P
filed 2005-05-10
CIK 835322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005

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

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Balance Sheets

March 31, 2005 and December 31, 2004
(unaudited)

Assets
	2005	2004
Current assets:
Cash and cash equivalents	$2,981,642	2,950,435
Accounts and rents receivable	3,887	1,603
Investment in securities	4,927	3,661
Other assets	-	8,768

Total current assets	2,990,456	2,964,467

Investment properties (including acquisition fees paid to Affiliates of $1,250,037 at March 31, 2005 and December 31, 2004):
Land	3,187,438	3,187,438
Buildings and improvements (net of impairment loss of $762,000 at March 31, 2005 and December 31, 2004, respectively)	12,061,443	12,061,443

	15,248,881	15,248,881
Less accumulated depreciation	5,955,316	5,872,774

Net investment properties	9,293,565	9,376,107

Other assets:
Deferred rent receivable (Note 2)	-	168,997

Total other assets	-	168,997

Total assets	$12,284,021	12,509,571

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Balance Sheets
(continued)

March 31, 2005 and December 31, 2004
(unaudited)

Liabilities and Partners' Capital
	2005	2004

Current liabilities:
Accounts payable	$25,517	4,326
Accrued real estate taxes	24,333	46,349
Due to Affiliates (Note 3)	7,817	2,192
Deposits held for others	304,614	410,720

Total current liabilities	362,281	463,587

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	40,900	41,725

	41,400	42,225
Limited Partners:
Units of $500. Authorized 80,000 Units, 50,095.50 Units outstanding (net of offering costs of $3,148,734, of which $653,165 was paid to Affiliates)	21,916,510	21,916,510
Cumulative net income	19,272,916	19,396,335
Cumulative distributions	(29,309,086)	(29,309,086)

	11,880,340	12,003,759

Total Partners' capital	11,921,740	12,045,984

Total liabilities and Partners' capital	$12,284,021	12,509,571

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Statements of Operations

For the three months ended March 31, 2005 and 2004
(unaudited)
	2005	2004
Income:
Rental income (Note 2)	$37,954	250,088
Interest income	9,476	3,256
Other income	1,450	1,800

	48,880	255,144
Expenses:
Professional services to Affiliates	3,918	4,444
Professional services to non-affiliates	25,103	29,270
General and administrative expenses to Affiliates	6,488	3,611
General and administrative expenses to non-affiliates	15,001	2,792
Property operating expenses to Affiliates	2,651	3,606
Property operating expenses to non-affiliates	38,687	75,522
Depreciation	82,542	92,492
Amortization	-	126

	174,390	211,863

Income (loss) before comprehensive income	(125,510)	43,281

Unrealized gain on investment securities	1,266	-

Comprehensive income (loss)	$(124,244)	43,281

Comprehensive income (loss) allocated to:
General Partner	$(825)	(925)
Limited Partners	(123,419)	44,206

Comprehensive income (loss)	$(124,244)	43,281

Comprehensive loss allocated to the one General Partner Unit:	$(825)	(925)

Comprehensive income (loss) per Unit allocated to Limited Partners per weighted average Limited Partnership Units of 50,095.50	$(2.46)	.88

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Statements of Cash Flows

For three months ended March 31, 2005 and 2004
(unaudited)
	2005	2004

Cash flows from operating activities:
Net income (loss)	$(125,510)	43,281
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	82,542	92,492
Amortization	-	126
Changes in assets and liabilities:
Accounts and rents receivable	(2,284)	38
Other assets	8,768	-
Deferred rent receivable	168,997	12,432
Accounts payable	21,191	1,420
Real estate taxes payable	(22,016)	24,461
Due to Affiliates	5,625	(358)

Net cash provided by operating activities	137,313	173,892

Cash flows from financing activities:
Deposits held for others	(106,106)	(155,583)

Net cash used in financing activities	(106,106)	(155,583)

Net increase in cash and cash equivalents	31,207	18,309
Cash and cash equivalents at beginning of period	2,950,435	1,764,717

Cash and cash equivalents at end of period	$2,981,642	1,783,026

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Notes to Financial Statements

March 31, 2005
(unaudited)

Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 2004, which are included in the Partnership's 2004 annual report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

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

In the opinion of management, the financial statements contain all the adjustments necessary to present fairly the financial position and results of operations for the periods presented herein. Results of interim periods are not necessarily indicative of the results to be expected for the year. Certain reclassifications were made to the 2004 financial statements to conform to the 2005 presentation.

Comprehensive income is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources. Comprehensive income includes net earnings and other non-owner changes in equity which bypass the statement of operations and are reported as a separate component of partners' capital. For the three months ended March 31, 2005, other comprehensive income includes the unrealized gain on the available-for-sale investment. There was no comprehensive income as of March 31, 2004.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

March 31, 2005
(unaudited)

(2) Deferred Rent Receivable

Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the straight-line basis. The accompanying financial statements include decreases of $168,997 and $12,432 for the three months ended March 31, 2005 and 2004, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $0 and $168,997 in related deferred rent receivable as of March 31, 2005 and December 31, 2004, respectively.

(3) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs are included in professional services to affiliates and general and administrative expenses to affiliates, of which $7,817 and $2,192 was unpaid as of March 31, 2005 and December 31, 2004, respectively.

An affiliate of the General Partner earned property management fees of $2,651 and $3,606, for the three months ended March 31, 2005 and 2004, respectively, in connection with managing the Partnership's properties. Such fees are included in property operating expenses to affiliates, all of which was paid as of March 31, 2005 and December 31, 2004.

(4) Subsequent Events

The tenant of the Colonial Manor nursing home did not make its March or April 2005 rental payment and informed our general partner that it intended to default on all of its lease obligations under its lease and the lease of the Douglas and Hillside nursing homes (owned by a separate partnership also managed by our general partner). Rent for all three nursing home properties was secured by a $400,000 letter of credit which covered all three properties on a joint and several basis, however, upon release of the letter of credit. The sale of the Douglas and Hillside nursing homes was completed on April 21, 2005, and was contingent, however, upon the release of the letter of credit. Our general partner is currently determining how to equitably allocate the letter of credit between the three properties. Sales proceeds from the sale of the Douglas and Hillside nursing homes equal to the Colonial Manor proportionate share of the letter of credit may be allocated to us to reimburse us for the Colonial Manor rent which would have been covered under the letter of credit had it not been terminated.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. As of March 31, 2005 and December 31, 2004, we have recorded an impairment loss on the Kmart property of $762,000.

Revenue Recognition - Under GAAP, we are required to recognize rental income based on the effective monthly rent for each lease. The effective monthly rent is equal to the average monthly rent during the term of the lease, not the stated rent in the lease for any particular month. The process, known as "straight-lining" rent generally has the effect of increasing rental revenues during the early phases of a lease and decreasing rental revenues in the latter phases of a lease. If rental income calculated on a straight-line basis exceeds the cash rent due under the lease, the difference is recorded as an increase in deferred rent receivable and included as a component of rental income in the accompanying Statements of Operations. If the cash rent due under the lease exceeds rental income calculated on a straight-line basis, the difference is recorded as a decrease in deferred rent receivable and is also included as a component of rental income in the accompanying Statements of Operations.

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

Liquidity and Capital Resources

On August 4, 1988, we commenced an offering of 50,000 (subject to increase to 80,000) limited partnership units or units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The offering terminated on August 4, 1990, after we had sold 50,647.14 units at $500 per unit, resulting in gross offering proceeds of $25,323,569, not including the general partner's contribution of $500. All of the holders of these units have been admitted to our partnership. We acquired five properties utilizing $21,224,542 of capital proceeds collected. On January 8, 1991, we sold one of our properties, The Wholesale Club. On November 30, 1999, we sold another of our properties, Eurofresh Plaza. As of March 31, 2005, cumulative distributions to limited partners totaled $29,309,086; of which $4,395,565 represents proceeds from the sale of The Wholesale Club, $2,392,818 represents proceeds from the sale of Eurofresh Plaza and $22,520,703 represents distributable cash flow from the properties. We repurchased 551.64 units for $260,285 from various limited partners through the unit repurchase program. There are no funds remaining for the repurchase of units through this program.

As of March 31, 2005, we had cash and cash equivalents of $2,981,642 which includes approximately $304,000 expected to be used for the payment of real estate taxes for Colonial Manor Living Center. We intend to use such remaining funds for distributions and for working capital requirements.

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

On August 5, 2004, we received 5,710 shares of Kmart common stock as a termination fee on the lease. The value of the stock at the close of business on August 5, 2004 was $67.53 per share resulting in lease terminations fees valued at $385,596, which was included in rental income in 2004. During 2004, we sold 5,673 shares of the Kmart stock and recorded a gain of $84,944. We anticipate that we may receive additional shares of Kmart stock in the second quarter of 2005. We will continue to evaluate when it is in our best interest to liquidate the remaining 37 shares.

Effective March 1, 2003, due to economic conditions in the nursing home industry, the general partner executed an amendment to the Elite lease to reduce the annual rent to $666,855 per year with no increases in rent over the term of the lease. The tenant of the Colonial Manor nursing home did not make its March 2005 rental payment and informed our general partner that it intended to default on all of its lease obligations under its lease and the lease of the Douglas and Hillside nursing homes (owned by a separate partnership also managed by our general partner). Rent for all three nursing home properties was secured by a $400,000 letter of credit which covered all three properties on a joint and several basis. The sale of the Douglas and Hillside nursing homes was completed on April 21, 2005, and was contingent, however, upon the release of the letter of credit. Our general partner is currently determining how to equitably allocate the letter of credit between the three properties. Sales proceeds from the sale of the Douglas and Hillside nursing homes equal to the Colonial Manor proportionate share of the letter of credit may be allocated to us to reimburse us for the Colonial Manor rent which would have been covered under the letter of credit had it not been terminated.

Currently, the Colonial Manor nursing home is being operated by the former subtenant of such property. The General Partner is currently marketing the Colonial Manor property to nursing home operators and land developers. In the interim, the former subtenant has agreed to continue to operate the nursing home to afford a smooth transition with a new operator.

We executed an amendment of the Scandinavian Health Club lease through September 30, 2013. Annual base rent increased from $359,094 to $383,231 per year commencing April 1, 2003. As part of the extension, in 2003, we paid $400,000 for tenant improvements and equipment at the property. We are currently marketing this property for sale.

We currently have signed a contract for the sale of the Kmart property for $3,000,000. We anticipate a closing in the second quarter of 2005 provided contingencies are waived and the buyer performs. When the sale of all of our properties are completed, we anticipate terminating the partnership and making a final distribution to the partners shortly thereafter. However, there can be no assurance that these proposed sales will be completed or that a distribution will be made to the limited partners.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of their employees relating to our administration. Such costs of $10,406 and $8,055 are included in professional services to affiliates and general and administrative expenses to affiliates for the three months ended March 31, 2005 and 2004, respectively, of which $7,817 and $2,192 was unpaid as of March 31, 2005 and December 31, 2004, respectively.

An affiliate of our general partner earned property management fees of $2,651 and $3,606 for the three months ended March 31, 2005 and 2004, respectively, in connection with managing our properties. Such fees are included in property operating expenses to affiliates, all of which was paid as of March 31, 2005 and December 31, 2004.

Results of Operations

At March 31, 2005, we own three operating properties. Two of our three operating properties, Scandinavian Health Spa and Colonial Manor Living Center, are leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant. We are responsible for maintenance of the structure and the parking lot and insurance, real estate taxes and common area maintenance of the Kmart property since the termination of the Kmart lease.

Rental income was $37,954 and $250,088 for the three months ended March 31, 2005 and 2004, respectively. The decrease in rental income for the three months ended March 31, 2005, as compared to the three months ended March 31, 2004, is due to the tenant of the Colonial Manor nursing home not making its March 2005 rental payment. The tenant informed our general partner that it intended to default on all of its lease obligations under its lease and the lease of the Douglas and Hillside nursing homes (owned by a separate partnership also managed by our general partner). Rent for all three properties was secured by a $400,000 letter of credit which covered all three properties on a joint and several basis. The sale of the Douglas and Hillside nursing homes was completed on April 21, 2005 and was contingent, however, upon release of the letter of credit. Our general partner is currently determining how to equitably allocate the letter of credit between the three properties. Sales proceeds from the sale of the Douglas and Hillside nursing homes equal to the Colonial Manor proportionate share of the letter of credit may be allocated to us to reimburse us for the Colonial Manor rent which would have been covered under the letter of credit had it not been terminated. As a result of the Colonial Manor tenant's intent to default on its lease obligations, we have written off the remaining deferred rent receivable of $168,997 as of March 31, 2005.

Interest income was $9,476 and $3,256 for the three months ended March 31, 2005 and 2004, respectively. The increase in interest income for the three months ended March 31, 2005, as compared to the three months ended March 31, 2004, is due to an increase in cash and cash equivalents available to invest in overnight investments.

General and administrative expenses to affiliates were $6,488 and $3,611 for the three months ended March 31, 2004 and 2003, respectively. The increase in 2005 was due to an increase in data processing expense. General and administrative expenses to non-affiliates were $15,011 and $2,792 for the three months ended March 31, 2004 and 2003, respectively. The increase in 2005 was due to an increase in state tax expense.

Property operating expenses to non-affiliates were $38,677 and $75,522 for the three months ended March 31, 2004 and 2003, respectively. The decrease in 2005 was due to decreases in insurance and maintenance expenses for the three months ended March 31, 2005.

The following is a list of approximate occupancy levels for the partnership's investment properties as of the end of each quarter during 2004 and 2005:
	2004				2005
Properties	03/31	06/30	09/30	12/31	03/31	06/30	09/30	12/31
Scandinavian Health Spa	100%	100%	100%	100%	100%
Broadview Heights, Ohio
Colonial Manor	100%	100%	100%	100%	100%
LaGrange, Illinois
Kmart	0%	0%	0%	0%	0%
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

There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal control of financial reporting.

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

(b)  Reports on Form 8-K:

     The following reports on Form 8-K were filed during the quarter of the period covered by this report.

     Report on Form 8-K dated January 27, 2005
     Item 4.01 - Change in Registrant's Certifying Accountant

     Report on Form 8-K/A dated February 3, 2005
     Item 4.01 - Change in Registrant's Certifying Accountant
     Item 9.01 - Financial Statements and Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND MONTHLY INCOME FUND II, L.P.

By:	Inland Real Estate Investment Corporation
General Partner

/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
President
Date:	May 10, 2005

/S/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Vice President
Date:	May 10, 2005

/S/ KELLY TUCEK

By:	Kelly Tucek
Vice President and
Principal Financial Officer
Date:	May 10, 2005