Form 10-Q
period 2005-06-30
INLAND MONTHLY INCOME FUND II L P
filed 2005-08-15
CIK 835322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2005

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

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Balance Sheets

June 30, 2005 and December 31, 2004
(unaudited)

Assets
	2005	2004
Current assets:
Cash and cash equivalents	$6,179,587	2,950,435
Accounts and rents receivable	6,575	1,603
Investment in securities	5,545	3,661
Other assets	3,336	8,768

Total current assets	6,195,043	2,964,467

Investment properties (including acquisition fees paid to Affiliates of $843,175 and $1,250,037 at June 30, 2005 and December 31, 2004, respectively):
Land	1,266,999	3,187,438
Buildings and improvements (net of impairment loss of $762,000 at December 31, 2004)	9,671,409	12,061,443

	10,938,408	15,248,881
Less accumulated depreciation	4,437,117	5,872,774

Net investment properties	6,501,291	9,376,107

Other assets:
Deferred rent receivable (Note 2)	-	168,997

Total other assets	-	168,997

Total assets	$12,696,334	12,509,571

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Balance Sheets
(continued)

June 30, 2005 and December 31, 2004
(unaudited)

Liabilities and Partners' Capital
	2005	2004

Current liabilities:
Accounts payable	$12,110	4,326
Accrued real estate taxes	328,490	46,349
Due to Affiliates (Note 3)	7,281	2,192
Deposits held for others	150,000	410,720

Total current liabilities	497,881	463,587

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	40,997	41,725

	41,497	42,225
Limited Partners:
Units of $500. Authorized 80,000 Units, 50,095.50 Units outstanding (net of offering costs of $3,148,734, of which $653,165 was paid to Affiliates)	21,916,510	21,916,510
Cumulative net income	19,549,532	19,396,335
Cumulative distributions	(29,309,086)	(29,309,086)

	12,156,956	12,003,759

Total Partners' capital	12,198,453	12,045,984

Total liabilities and Partners' capital	$12,696,334	12,509,571

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Statements of Operations

For the three and six months ended June 30, 2005 and 2004
(unaudited)
	Three months	Three months	Six months	Six months
	ended	ended	ended	Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Income:
Rental income (Note 2)	$459,426	250,089	497,380	500,177
Interest income	25,796	3,236	35,272	6,492
Other income	1,363	1,400	2,813	3,200

	486,585	254,725	535,465	509,869
Expenses:
Professional services to Affiliates	5,247	4,059	9,165	8,503
Professional services to non- affiliates	3,630	3,864	28,733	33,134
General and administrative expenses to Affiliates	12,393	9,264	18,881	12,875
General and administrative expenses to non-affiliates	4,282	9,452	19,283	12,244
Property operating expenses to Affiliates	1,278	3,585	3,929	7,191
Property operating expenses to non-affiliates	109,247	151	113,007	151
Depreciation	69,002	69,003	138,004	138,005
Amortization	-	-	-	126

	205,079	99,378	331,002	212,229

Operating income	281,506	155,347	204,463	297,640

Loss from discontinued operations, including gain on sale	(5,411)	(66,351)	(53,878)	(165,363)

Income before comprehensive income	276,095	88,996	150,585	132,277

Unrealized gain on investment securities	618	-	1,884	-

Comprehensive income	$276,713	88,996	152,469	132,277

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Statements of Operations
(continued)

For the three and six months ended June 30, 2005 and 2004
(unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Comprehensive income (loss) allocated to:
General Partner	97	(953)	(728)	(1,878)
Limited Partners	276,616	89,949	153,197	134,155

Comprehensive income	$276,713	88,996	152,469	132,277

Comprehensive income (loss) allocated to the one
General Partner Unit	$97	(953)	(728)	(1,878)

Comprehensive income per Unit, basic and diluted, allocated to Limited Partners per weighted average Limited Partnership Units of 50,095.50	$5.52	1.80	3.06	2.68

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Statements of Cash Flows

For six months ended June 30, 2005 and 2004
(unaudited)
	2005	2004

Cash flows from operating activities:
Net income	$150,585	132,277
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment property	(76,858)	-
Stock received as lease termination fee	(49,345)	-
Depreciation	151,544	187,762
Amortization	-	126
Changes in assets and liabilities:
Accounts and rents receivable	(4,972)	36
Other assets	5,432	-
Deferred rent receivable	168,997	24,865
Accounts payable	7,784	(8,091)
Real estates taxes payable	282,141	2,446
Due to Affiliates	5,089	7,767

Net cash provided by operating activities	640,397	347,188

Cash flows from investing activities:
Proceeds from sale of investment property	2,849,475	-

Net cash provided by investing activities	2,849,475	-

Cash flows from financing activities:
Deposits held for others	(260,720)	(59,583)

Net cash used in financing activities	(260,720)	(59,583)

Net increase in cash and cash equivalents	3,229,152	287,605
Cash and cash equivalents at beginning of period	2,950,435	1,764,717

Cash and cash equivalents at end of period	$6,179,587	2,052,322

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Notes to Financial Statements

June 30, 2005
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

The components of discontinued operations are outlined below and include the results of operations for the property sold:
	Three months	Three months	Six months	Six months
	ended	ended	ended	Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Expenses:
Property operating expenses to Affiliates	427	-	427	-
Property operating expenses to non-affiliates	81,842	40,084	116,769	115,606
Depreciation	-	26,267	13,540	49,757

Net operating loss	(82,269)	(66,351)	(130,736)	(165,363)
Gain on sale	76,858	-	76,858	-

Loss from discontinued operations	$(5,411)	(66,351)	(53,878)	(165,363)

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2005
(unaudited)

Comprehensive income is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources. Comprehensive income includes net earnings and other non-owner changes in equity which bypass the statement of operations and are reported as a separate component of partners' capital. For the six months ended June 30, 2005, other comprehensive income includes the unrealized gain on the available-for-sale investment. There was no comprehensive income as of June 30, 2004.

(2) Deferred Rent Receivable

Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the straight-line basis. The accompanying financial statements include decreases of $168,997 and $24,865 for the six months ended June 30, 2005 and 2004, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $0 and $168,997 in related deferred rent receivable as of June 30, 2005 and December 31, 2004, respectively.

(3) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs are included in professional services to affiliates and general and administrative expenses to affiliates, of which $7,281 and $2,192 was unpaid as of June 30, 2005 and December 31, 2004, respectively.

An affiliate of the General Partner earned property management fees of $4,356 and $7,191, for the six months ended June 30, 2005 and 2004, respectively, in connection with managing the Partnership's properties. Such fees are included in loss from discontinued operations and property operating expenses to affiliates, all of which was paid as of June 30, 2005 and December 31, 2004.

(4) Investment in Securities

On August 5, 2004, we received 5,710 shares of Kmart common stock as a termination fee on the lease. The value of the stock at the close of business on August 5, 2004 was $67.53 per share resulting in lease termination fees valued at $385,596, which was included in rental income in 2004. During 2004, we sold 5,673 shares of the Kmart stock and recorded a gain of $84,944. On May 19, 2005, we received an additional 356 shares of Kmart stock and recorded lease termination fees of $49,345. We sold the additional 356 shares on May 19, 2005 for $49,345 and recorded no gain. The remaining 37 shares were sold in July 2005.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2005
(unaudited)

(5) Subsequent Events

In July 2005, we sold the remaining 37 shares of Kmart stock for approximately $5,900 and recorded a gain of approximately $2,200.

In August 2005, an unaffiliated third party made an offer to the Limited Partners to acquire their units in the Partnership for $165 per unit. The General Partner has taken a neutral position on this offer based on the pending sales contracts on the Colonial Manor Living Center and Scandinavian Health Club and the completed sale of the Kmart property in May 2005.

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

We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (SEC). The public may read and copy any of the reports that are filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference room by calling the SEC at (800)-SEC-0330. The SEC maintains an Internet site at (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. As of December 31, 2004, we had recorded an impairment loss on the Kmart property of $762,000.

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

Liquidity and Capital Resources

On August 4, 1988, we commenced an offering of 50,000 (subject to increase to 80,000) limited partnership units or units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The offering terminated on August 4, 1990, after we had sold 50,647.14 units at $500 per unit, resulting in gross offering proceeds of $25,323,569, not including the general partner's contribution of $500. All of the holders of these units have been admitted to our partnership. We acquired five properties utilizing $21,224,542 of capital proceeds collected. On January 8, 1991, we sold one of our properties, The Wholesale Club. On November 30, 1999, we sold another of our properties, Eurofresh Plaza. As of June 30, 2005, cumulative distributions to limited partners totaled $29,309,086, of which $4,395,565 represents proceeds from the sale of The Wholesale Club, $2,392,818 represents proceeds from the sale of Eurofresh Plaza and $22,520,703 represents distributable cash flow from the properties. We repurchased 551.64 units for $260,285 from various limited partners through the unit repurchase program. There are no funds remaining for the repurchase of units through this program.

As of June 30, 2005, we had cash and cash equivalents of $6,179,587. We intend to use such remaining funds for distributions and for working capital requirements.

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

On May 19, 2005, we sold the Kmart property for $2,800,000, net of costs, and recorded a gain of $76,858.

On August 5, 2004, we received 5,710 shares of Kmart common stock as a termination fee on the lease. The value of the stock at the close of business on August 5, 2004 was $67.53 per share resulting in lease termination fees valued at $385,596, which was included in rental income in 2004. During 2004, we sold 5,673 shares of the Kmart stock and recorded a gain of $84,944. On May 19, 2005, we received an additional 356 shares of Kmart stock and recorded lease termination fees of $49,345. We sold the additional 356 shares on May 19, 2005 for $49,345 and recorded no gain. The remaining 37 shares were sold in July 2005.

Effective March 1, 2003, due to economic conditions in the nursing home industry, the general partner executed an amendment to the Elite lease to reduce the annual rent to $666,855 per year with no increases in rent over the term of the lease. The tenant of the Colonial Manor nursing home did not make its March 2005 rental payment and informed our general partner that it intended to default on all of its lease obligations under its lease and the lease of the Douglas and Hillside nursing homes (owned by a separate partnership also managed by our general partner). Rent for all three nursing home properties was secured by a $400,000 letter of credit which covered all three properties on a joint and several basis. The sale of the Douglas and Hillside nursing homes was completed on April 21, 2005, and was contingent, however, upon the release of the letter of credit. Sales proceeds from the sale of the Douglas and Hillside nursing homes of $228,768, equal to the Colonial Manor proportionate share of the letter of credit, were allocated and paid to us to reimburse us for the Colonial Manor rent which would have been covered under the letter of credit had it not been terminated and is included in rental income at June 30, 2005.

The General Partner hired a consultant/broker specializing in the nursing home industry and commenced marketing of the Colonial Manor property for sale to nursing home operators and land developers after Elite was relieved of its lease obligations. In the interim, the former subtenant has agreed to continue to operate the nursing home to afford a smooth transition with a new operator.

On June 12, 2005, after reviewing several offers, the General Partner accepted an offer of $4.5 million for the sale of the Colonial Manor Nursing Home to a nursing home operator. On June 15, 2005, the appointment of a Receiver was obtained to allow for the continued operation of the nursing home facility until the sale of the asset occurs. It is anticipated that the sale should occur during the third quarter of 2005.

We executed an amendment of the Scandinavian Health Club lease through September 30, 2013. Annual base rent increased from $359,094 to $383,231 per year commencing April 1, 2003. As part of the extension, in 2003, we paid $400,000 for tenant improvements and equipment at the property. We are currently marketing this property for sale and anticipate a sale by the end 2005.

When the sale of all of our properties are completed, we anticipate terminating the partnership and making a final distribution to the partners shortly thereafter. However, there can be no assurance that these proposed sales will be completed or that a distribution will be made to the limited partners.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of their employees relating to our administration. Such costs of $28,046 and $21,378 are included in professional services to affiliates and general and administrative expenses to affiliates for the six months ended June 30, 2005 and 2004, respectively, of which $7,281 and $2,192 was unpaid as of June 30, 2005 and December 31, 2004, respectively.

An affiliate of our general partner earned property management fees of $4,356 and $7,191 for the six months ended June 30, 2005 and 2004, respectively, in connection with managing our properties. Such fees are included in loss from discontinued operations and property operating expenses to affiliates, all of which was paid as of June 30, 2005 and December 31, 2004.

Results of Operations

At June 30, 2005, we owned two operating properties, Scandinavian Health Spa and Colonial Manor Living Center. Scandinavian Health Spa is leased on a "triple-net" basis which means that all expenses of the property are passed through to the tenant. Colonial Manor Living Center was leased on a "triple-net" basis prior to April 2005 when the tenant terminated its lease. Since the termination of the Kmart lease, and prior to the sale on May 19, 2005, we were responsible for maintenance of the structure and the parking lot and insurance, real estate taxes and common area maintenance of the Kmart property.

Rental income was $497,380 and $500,177 for the six months ended June 30, 2005 and 2004, respectively. The tenant of the Colonial Manor Living Center informed our general partner that it intended to default on all of its lease obligations under its lease and the lease of the Douglas and Hillside nursing homes (owned by a separate partnership also managed by our general partner). Rent for all three properties was secured by a $400,000 letter of credit which covered all three properties on a joint and several basis. The sale of the Douglas and Hillside nursing homes was completed on April 21, 2005 and was contingent, however, upon release of the letter of credit. Sales proceeds from the sale of the Douglas and Hillside nursing homes of $228,768, equal to the Colonial Manor proportionate share of the letter of credit, were allocated and paid to us to reimburse us for the Colonial Manor rent which would have been covered under the letter of credit had it not been terminated. As a result of the Colonial Manor tenant's intent to default on its lease obligations, we have written off the remaining deferred rent receivable of $168,997 as of June 30, 2005 and reduced rental income accordingly.

Interest income was $35,272 and $6,492 for the six months ended June 30, 2005 and 2004, respectively. The increase in interest income for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004, is due to an increase in cash and cash equivalents available to invest in overnight investments.

General and administrative expenses to affiliates were $18,881 and $12,875 for the six months ended June 30, 2005 and 2004, respectively. The increase in 2005 was due to an increase in data processing expense. General and administrative expenses to non-affiliates were $19,283 and $12,244 for the six months ended June 30, 2005 and 2004, respectively. The increase in 2005 was due to an increase in state tax expense.

Property operating expenses to non-affiliates were $113,007 and $151 for the six months ended June 30, 2005 and 2004, respectively. The increase in 2005 was due to an increase in real estate tax expense as a result of the termination of the Colonial Manor lease.

The following is a list of approximate occupancy levels for the partnership's investment properties as of the end of each quarter during 2004 and 2005:
	2004				2005
Properties	03/31	06/30	09/30	12/31	03/31	06/30	09/30	12/31
Scandinavian Health Spa	100%	100%	100%	100%	100%	100%
Broadview Heights, Ohio
Colonial Manor	100%	100%	100%	100%	100%	0%
LaGrange, Illinois
Kmart	0%	0%	0%	0%	0%	N/A
Chandler, Arizona

Although the leasee of the Colonial Manor property has terminated its lease, the leasee's former subtenant has agreed to continue to operate the nursing home to afford a smooth transition with a new operator.

Subsequent Events

In July 2005, we sold the remaining 37 shares of Kmart stock for approximately $5,900 and recorded a gain of approximately $2,200.

In August 2005, an unaffiliated third party made an offer to the Limited Partners to acquire their units in the Partnership for $165 per unit. The General Partner has taken a neutral position on this offer based on the pending sales contracts on the Colonial Manor Living Center and Scandinavian Health Club and the completed sale of the Kmart property in May 2005. Limited Partners should consider this information when evaluating whether the solicitation to purchase their shares is in their best interest.

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

There were no changes in our internal controls over financial reporting that occurred during the six months ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal control of financial reporting.

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

INLAND MONTHLY INCOME FUND II, L.P.

By:	Inland Real Estate Investment Corporation
General Partner

/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
President
Date:	August 11, 2005

/S/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Vice President
Date:	August 11, 2005

/S/ KELLY TUCEK

By:	Kelly Tucek
Vice President and
Principal Financial Officer
Date:	August 11, 2005