Form 10-Q
period 2005-09-30
INLAND MONTHLY INCOME FUND II L P
filed 2005-11-14
CIK 835322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-17593

Inland Monthly Income Fund II, L.P.

(Exact name of registrant as specified in its charter)

Delaware	36-3587209
(State of Incorporation)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, IL  60523

(Address of principal executive offices)(Zip Code)

630-218-8000

(Registrant’s telephone number, including area code)

_______________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

Yes X   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ❑   No  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                Yes ❑   No  X

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Balance Sheets

September 30, 2005 and December 31, 2004

(unaudited)

Assets

	2005	2004
Current assets:
Cash and cash equivalents	$1,533,862	2,950,435
Accounts and rents receivable	2,284	1,603
Investment in securities	-	3,661
Deposit	300,000	-
Other assets	-	8,768

Total current assets	1,836,146	2,964,467

Investment properties (including acquisition fees paid to Affiliates of $0 and $1,250,037 at September 30, 2005 and December 31, 2004, respectively) (Note 5):
Land	-	3,187,438
Buildings and improvements (net of impairment loss of $762,000 at December 31, 2004)	-	12,061,443

	-	15,248,881
Less accumulated depreciation	-	5,872,774

Net investment properties	-	9,376,107

Other assets:
Deferred rent receivable (Note 2)	-	168,997

Total other assets	-	168,997

Total assets	$1,836,146	12,509,571

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Balance Sheets
(continued)

September 30, 2005 and December 31, 2004
(unaudited)

Liabilities and Partners' Capital

	2005	2004

Current liabilities:
Accounts payable	$5,530	4,326
Accrued real estate taxes	-	46,349
Due to Affiliates (Note 3)	10,239	2,192
Deposits held for others	-	410,720

Total current liabilities	15,769	463,587

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	46,643	41,725

	47,143	42,225
Limited Partners:
Units of $500. Authorized 80,000 Units, 50,095.50 Units outstanding (net of offering costs of $3,148,734, of which $653,165 was paid to Affiliates)	21,916,510	21,916,510
Cumulative net income	20,165,810	19,396,335
Cumulative distributions	(40,309,086)	(29,309,086)

	1,773,234	12,003,759

Total Partners' capital	1,820,377	12,045,984

Total liabilities and Partners' capital	$1,836,146	12,509,571

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Statements of Operations

For the three and nine months ended September 30, 2005 and 2004
(unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	Ended	ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Income:
Interest income	$58,322	4,107	93,594	10,599
Other income	3,577	1,050	6,390	4,250
	61,899	5,157	99,984	14,849
Expenses:
Professional services to Affiliates	11,102	3,931	20,267	12,434
Professional services to non- affiliates	1,729	2,226	30,462	35,360
General and administrative expenses to Affiliates	2,665	4,833	21,546	17,708
General and administrative expenses to non-affiliates	9,841	8,229	29,124	20,473
	25,337	19,219	101,399	85,975

Net operating income (loss)	36,562	(14,062)	(1,415)	(71,126)
Gain on sale of investments	2,651	36,825	2,651	36,825

Income (loss) before discontinued operations	39,213	22,763	1,236	(34,301)
Income from discontinued operations	584,595	512,041	773,157	701,382

Income before comprehensive income	623,808	534,804	774,393	667,081

Unrealized gain on investment securities	(1,884)	57,287	-	57,287

Comprehensive income	$621,924	592,091	774,393	724,368

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Statements of Operations
(continued)

For the three and nine months ended September 30, 2005 and 2004
(unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	Ended	ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Comprehensive income (loss) allocated to:
General Partner	$5,646	(897)	4,918	(2,775)
Limited Partners	616,278	535,701	769,475	669,856

Comprehensive income	$621,924	534,804	774,393	667,081
Comprehensive income (loss) allocated to the one
General Partner Unit	$5,646	(897)	4,918	(2,775)

Comprehensive income per Unit, basic and diluted, allocated to Limited Partners per weighted average Limited Partnership Units of 50,095.50	$12.30	10.69	15.36	13.37

See accompanying notes to financial statements.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Statements of Cash Flows

For nine months ended September 30, 2005 and 2004
(unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$774,393	667,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	151,544	277,475
Amortization	-	126
Stock received as lease termination fee	(49,345)	(385,596)
Gain on sale of investments and property	(643,318)	(36,825)
Changes in assets and liabilities:
Accounts and rents receivable	(681)	535
Other assets	8,768	-
Deferred rent receivable	168,997	37,298
Real estate taxes payable	(46,349)	(25,748)
Accounts payable	1,204	(4,724)
Due to Affiliates	8,047	952

Net cash provided by operating activities	373,260	530,574

Cash flows from investing activities:
Proceeds from sale of investment in securities	55,657	228,407
Proceeds from sale of investment property	9,865,230	-
Deposits	(300,000)	-

Net cash provided by investment activities	9,620,887	228,407

Cash flows from financing activities:
Deposits held for others	(410,720)	36,710
Cash distributions	(11,000,000)	-

Net cash provided by (used in) financing activities	(11,410,720)	36,710

Net increase (decrease) in cash and cash equivalents	(1,416,573)	795,691
Cash and cash equivalents at beginning of period	2,950,435	1,764,717

Cash and cash equivalents at end of period	$1,533,862	2,560,408

See accompanying notes to financial statements.

 INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Notes to Financial Statements

September 30, 2005
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

The components of discontinued operations are outlined below and include the results of operations for the properties sold:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Rental income	$71,325	635,685	568,705	1,135,862

Expenses:
Property operating expenses to Affiliates	1,670	3,585	6,026	10,776
Property operating expenses to non-affiliates	48,869	30,346	278,645	146,103
Depreciation	-	89,713	151,544	277,475
Amortization	-	-	-	126

Net operating income	20,786	512,041	132,490	701,382
Gain on sale	563,809	-	640,667	-

Income from discontinued operations	$584,595	512,041	773,157	701,382

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2005
(unaudited)

Comprehensive income is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources.  Comprehensive income includes net earnings and other non-owner changes in equity which bypass the statement of operations and are reported as a separate component of partners’ capital.  For the nine months ended September 30, 2004, other comprehensive income includes the unrealized gain on the available-for-sale investment.  There was no comprehensive income for the nine months ended September 30, 2005.

(2) Deferred Rent Receivable

Certain tenant leases contained provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the straight-line basis. The accompanying financial statements include decreases of $168,997 and $37,298 for the nine months ended September 30, 2005 and 2004, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $0 and $168,997 in related deferred rent receivable as of September 30, 2005 and December 31, 2004, respectively.

(3) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs are included in professional services to affiliates and general and administrative expenses to affiliates, of which $10,239 and $2,192 was unpaid as of September 30, 2005 and December 31, 2004, respectively.

An affiliate of the General Partner earned property management fees of $6,026 and $10,776, for the nine months ended September 30, 2005 and 2004, respectively, in connection with managing the Partnership's properties. Such fees are included in income from discontinued operations, all of which was paid as of September 30, 2005 and December 31, 2004.

(4) Investment in Securities

On August 5, 2004, we received 5,710 shares of Kmart common stock as a termination fee on the lease. The value of the stock at the close of business on August 5, 2004 was $67.53 per share resulting in lease termination fees valued at $385,596, which was included in rental income in 2004.  During 2004, we sold 5,673 shares of the Kmart stock and recorded a gain of $84,944. On May 19, 2005, we received an additional 356 shares of Kmart stock and recorded lease termination fees of $49,345.  We sold the additional 356 shares on May 19, 2005 for $49,345 and recorded no gain. The remaining 37 shares were sold in July 2005 for approximately $6,300.

INLAND MONTHLY INCOME FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2005
(unaudited)

(5) Investment Properties

On May 19, 2005, we sold the Kmart property to an unaffiliated third party for $2,800,000, on an all cash basis. The property had a basis of approximately $2,723,000, resulting in a gain of $76,858, net of closing costs.

On August 25, 2005, we sold the Colonial Manor Living Center to an unaffiliated third party for $4,500,000, on an all cash basis.  The property had a basis of approximately $4,380,000, resulting in a loss of $10,050, net of closing costs. Net sales proceeds of $300,000 are being held in an escrow pending the resolution of liabilities relating to an audit of the operations of the nursing home located on the property and relating to a nursing home bed tax issue.

On September 8, 2005, we sold our remaining asset, the Scandinavian Health Club to an unaffiliated third party for $2,800,000, on an all cash basis.  The property had a basis of approximately $2,121,500, resulting in a gain of $573,859, net of closing costs.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this “Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report on Form 10-Q constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. These factors include, among other things, competition for tenants; federal, state, or local regulations; adverse changes in general economic or local conditions; uninsured losses; and potential conflicts of interest between us and our Affiliates, including the general partner.

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

Critical Accounting Policies

The Securities and Exchange Commission issued Financial Reporting Release or FRR No. 60 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies."  A critical accounting policy is one that would materially affect our operations or financial condition, and requires management to make estimates or judgements in certain circumstances. We believe that our most critical accounting policies relate to how we value our investment properties, recognize revenue, and our cost capitalization and depreciation policies. These judgements often result from the need to make estimates about the effect of matters that are inherently uncertain.  The purpose of the FRR is to require comanies to provide investors with an understanding of how management forms these policies.  Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States of America or GAAP.  GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  The following disclosure discusses judgements known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

Valuation of Investment Properties - On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144, we conducted an impairment analysis to ensure that the carrying value of each property did not exceed its estimated fair value.  If this were to occur, we would be required to record an impairment loss equal to the excess of carrying value over fair value.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. As of December 31, 2004, we had recorded an impairment loss on the Kmart property of $762,000. On May 19, 2005, we sold the Kmart property to an unaffiliated third party for $2,800,000, on an all cash basis. The property had a basis of approximately $2,723,000, net of the impairment loss, resulting in a gain of $76,858, net of closing costs.

Revenue Recognition -  Under GAAP, we are required to recognize rental income based on the effective monthly rent for each lease.  The effective monthly rent is equal to the average monthly rent during the term of the lease, not the stated rent in the lease for any particular month.  The process, known as "straight-lining" rent, generally has the effect of increasing rental revenues during the early phases of a lease and decreasing rental revenues in the latter phases of a lease. If rental income calculated on a straight-line basis exceeds the cash rent due under the lease, the difference is recorded as an increase in deferred rent receivable and included as a component of rental income in the accompanying Statements of Operations.  If the cash rent due under the lease exceeds rental income calculated on a straight-line basis, the difference is recorded as a decrease in deferred rent receivable and is also included as a component of rental income in the accompanying Statements of Operations.

Cost Capitalization and Depreciation Policies -  We review all expenditures and capitalize any item exceeding $5,000 deemed to be an upgrade or a tenant improvement.  If we capitalize more expenditures, current depreciation expense would be higher; however, total current expenses would be lower.  Depreciation expense is computed using the straight-line method.  Buildings and improvements were depreciated based upon estimated useful lives of 30 to 40 years for buildings and improvements and the remaining life of the related lease for tenant improvements.

Liquidity and Capital Resources

On August 4, 1988, we commenced an offering of 50,000 (subject to increase to 80,000) limited partnership units or units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The offering terminated on August 4, 1990, after we had sold 50,647.14 units at $500 per unit, resulting in gross offering proceeds of $25,323,569, not including the general partner's contribution of $500. All of the holders of these units were admitted to our partnership. We acquired five properties utilizing $21,224,542 of capital proceeds collected. On January 8, 1991, we sold one of our properties, The Wholesale Club. On November 30, 1999, we sold another of our properties, Eurofresh Plaza. On May 19, 2005, we sold the Kmart property. On August 25, 2005, we sold the Colonial Manor Living Center. On September 8, 2005, we sold our remaining asset, the Scandinavian Health Club.

As of September 30, 2005, cumulative distributions to limited partners totaled $40,309,086, of which $16,876,783 represents proceeds from the sale of  investment properties and $23,432,303 represents distributable cash flow from the properties. We repurchased 551.64 units for $260,285 from various limited partners through the unit repurchase program. There are no funds remaining for the repurchase of units through this program.

As of September 30, 2005, we had cash and cash equivalents of $1,533,862. We intend to use such remaining funds for distributions and for working capital requirements.

Through June 30, 2002, the properties owned by us were generating cash flow in excess of the 8% annualized distributions to the limited partners (paid monthly), in addition to covering all our operating expenses. As of June 30, 2002, we made cumulative distributions of $253,868 in addition to the 8% annualized return to the limited partners from excess cash flow. As a result of the termination of the Kmart lease on June 29, 2002, we reduced the annualized return to the limited partners to 5%, beginning in July 2002. In December 2002, our general partner temporarily suspended distributions to the limited partners due to uncertainty of the Elite and Scandinavian Health Club leases and anticipated re-tenanting costs with the Kmart property.  In September 2005, we paid an $11,000,000 distribution to the Limited Partners. As we no longer own any properties, we are currently winding up the operations of the Partnership and we anticipate terminating the partnership in December 2005, at which time we will make a final liquidating distribution.

On May 19, 2005, we sold the Kmart property to an unaffiliated third party for $2,800,000, on an all cash basis. The property had a basis of approximately $2,723,000, resulting in a gain of $76,858, net of closing costs.

On August 5, 2004, we received 5,710 shares of Kmart common stock as a termination fee on the lease. The value of the stock at the close of business on August 5, 2004 was $67.53 per share resulting in lease termination fees valued at $385,596, which was included in rental income in 2004.  During 2004, we sold 5,673 shares of the Kmart stock and recorded a gain of $84,944. On May 19, 2005, we received an additional 356 shares of Kmart stock and recorded lease termination fees of $49,345.  We sold the additional 356 shares on May 19, 2005 for $49,345 and recorded no gain. The remaining 37 shares were sold in July 2005 for approximately $6,300.

Effective March 1, 2003, due to economic conditions in the nursing home industry, the general partner executed an amendment to the Elite lease to reduce the annual rent to $666,855 per year with no increases in rent over the term of the lease.  The tenant of the Colonial Manor nursing home did not make its March 2005 rental payment and informed our general partner that it intended to default on all of its lease obligations under its lease and the lease of the Douglas and Hillside nursing homes (owned by a separate partnership also managed by our general partner). Rent for all three nursing home properties was secured by a $400,000 letter of credit which covered all three properties on a joint and several basis. The sale of the Douglas and Hillside nursing homes was completed on April 21, 2005, and was contingent, however, upon the release of the letter of credit.  Sales proceeds from the sale of the Douglas and Hillside nursing homes of $228,768, equal to the Colonial Manor proportionate share of the letter of credit, were allocated and paid to us to reimburse us for the Colonial Manor rent which would have been covered under the letter of credit had it not been terminated and is included in rental income in 2005.

The General Partner hired a consultant/broker specializing in the nursing home industry and commenced marketing of the Colonial Manor property for sale to nursing home operators and land developers after Elite was relieved of its lease obligations. In the interim, the former subtenant agreed to continue to operate the nursing home to afford a smooth transition with a new operator.

On August 25, 2005, we sold the Colonial Manor Living Center to an unaffiliated third party for $4,500,000, on an all cash basis.  The property had a basis of approximately $4,380,000, resulting in a loss of $10,050, net of closing costs. Net sales proceeds of $300,000 are being held in an escrow pending the resolution of liabilities relating to an audit of the operations of the nursing home located on the property and relating to a nursing home bed tax issue.

We executed an amendment of the Scandinavian Health Club lease through September 30, 2013. Annual base rent increased from $359,094 to $383,231 per year commencing April 1, 2003.  As part of the extension, in 2003, we paid $400,000 for tenant improvements and equipment at the property. On September 8, 2005, we sold our remaining asset, the Scandinavian Health Club to an unaffiliated third party for $2,800,000, on an all cash basis.  The property had a basis of approximately $2,121,500, resulting in a gain of $573,859, net of closing costs.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of their employees relating to our administration. Such costs of $41,813 and $30,142 are included in professional services to affiliates and general and administrative expenses to affiliates for the nine months ended September 30, 2005 and 2004, respectively, of which $10,239 and $2,192 was unpaid as of September 30, 2005 and December 31, 2004, respectively.

An affiliate of our general partner earned property management fees of $6,026 and $10,776 for the nine months ended September 30, 2005 and 2004, respectively, in connection with managing our properties. Such fees are included in loss from discontinued operations and property operating expenses to affiliates, all of which was paid as of September 30, 2005 and December 31, 2004.

Results of Operations

As of September 30, 2005, we did not own any properties. During the first nine months of 2005, we owned three operating properties, Scandinavian Health Spa, Colonial Manor Living Center and the Kmart property.  Scandinavian Health Spa was leased on a "triple-net" basis which means that all expenses of the property were passed through to the tenant. Colonial Manor Living Center was leased on a "triple-net" basis prior to April 2005 when the tenant terminated its lease.  Since the termination of the Kmart lease, and prior to the sale on May 19, 2005, we were responsible for maintenance of the structure and the parking lot and insurance, real estate taxes and common area maintenance of the Kmart property.

Rental income was $568,705 and $1,135,862 for the nine months ended September 30, 2005 and 2004, respectively and is included in income from discontinued operations. The tenant of the Colonial Manor Living Center informed our general partner that it intended to default on all of its lease obligations under its lease and the lease of the Douglas and Hillside nursing homes (owned by a separate partnership also managed by our general partner). Rent for all three properties was secured by a $400,000 letter of credit which covered all three properties on a joint and several basis. The sale of the Douglas and Hillside nursing homes was completed on April 21, 2005 and was contingent, however, upon release of the letter of credit.  Sales proceeds from the sale of the Douglas and Hillside nursing homes of $228,768, equal to the Colonial Manor proportionate share of the letter of credit, were allocated and paid to us to reimburse us for the Colonial Manor rent which would have been covered under the letter of credit had it not been terminated.   As a result of our becoming aware of the Colonial Manor tenant’s intent to default on its lease obligations and the subsequent sale of the property, we wrote off the remaining deferred rent receivable of $168,997 and reduced rental income accordingly.

Interest income was $93,594 and $10,599 for the nine months ended September 30, 2005 and 2004, respectively.  The increase in interest income for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004, is due to an increase in cash and cash equivalents available to invest in overnight investments as a result of the sales of the properties.

General and administrative expenses to affiliates were $21,546 and $17,708 for the nine months ended September 30, 2005 and 2004, respectively. The increase in 2005 was due to an increase in data processing expense. General and administrative expenses to non-affiliates were $29,124 and $20,473 for the nine months ended September 30, 2005 and 2004, respectively. The increase in 2005 was due to an increase in state tax expense.

Property operating expenses to non-affiliates were $278,645 and $146,103 for the nine months ended September 30, 2005 and 2004, respectively and are included in income from discontinued operations. The increase in 2005 was due to an increase in real estate tax expense as a result of the termination of the Colonial Manor lease.

The following is a list of approximate occupancy levels for the partnership's investment properties as of the end of each quarter during 2004 and 2005:

	2004				2005
Properties	03/31	06/30	09/30	12/31	03/31	06/30	09/30
Scandinavian Health Spa	100%	100%	100%	100%	100%	100%	N/A
Broadview Heights, Ohio
Colonial Manor	100%	100%	100%	100%	100%	0%	N/A
LaGrange, Illinois
Kmart	0%	0%	0%	0%	0%	N/A	N/A
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

There were no changes in our internal controls over financial reporting that occurred during the nine months ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal control of financial reporting.

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

     31.1 Rule 13a-14(a)/15d-14(a) Certification by principal executive officer

     31.2 Rule 13a-14(a)/15d-14(a) Certification by principal financial officer

     32.1 Section 1350 Certification by principal executive officer

     32.2 Section 1350 Certification by principal financial officer

(b)  Reports on Form 8-K:

Report on Form 8-K dated August 25, 2005
Item 2.01 Completion of Acquisition or Disposition of Assets
Item 9.01 Financial Statements and Exhibits

Report on Form 8-K dated September 8, 2005
Item 2.01 Completion of Acquisition or Disposition of Assets
Item 9.01 Financial Statements and Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND MONTHLY INCOME FUND II, L.P.

By:	Inland Real Estate Investment Corporation
Its:	General Partner

/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
Its:	President and principal executive officer
Date:	November 10, 2005

/S/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Its:	Vice President
Date:	November 10, 2005

/S/ KELLY TUCEK

By:	Kelly Tucek
Its:	Vice President and
Principal Financial Officer
Date:	November 10, 2005